Form 10-Q
period 1995-03-31
WRITER CORP
filed 1995-05-12
CIK 108606

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

              [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1995
                                                 --------------

                [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ______________ to _____________

                        Commission file number:  0-08305
                                                --------

                             THE WRITER CORPORATION
             (Exact name of registrant as specified in its charter)
     Colorado                                                    84-0510478
     ----------------------------------------------------------------------
 (State or other jurisdiction of                              (IRS Employer
  incorporation or organization)                            Identification No.

    27 Inverness Drive East, Englewood, Colorado                       80112
    ------------------------------------------------------------------------
    (Address of principal executive offices)                        Zip Code

                                 (303) 790-2870
                                 --------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                                 --------------
      (Former name, former address and former fiscal year, if change since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant is required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes     X      No
                         ------        -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendment to Form
10-K.           X
             ----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   Yes          No
                             ------     --------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date.   5,959,700 shares (including
treasury stock) as of March 31, 1995

                             THE WRITER CORPORATION
                                AND SUBSIDIARIES

                                      INDEX

                                                                     Page
PART   I.      FINANCIAL INFORMATION                                Number
                                                                    ------

  Item 1.      FINANCIAL STATEMENTS

               Consolidated Balance Sheets
               March 31, 1995 (Unaudited) and
               December 31, 1994                                       3

               Condensed Consolidated Statements
               of Operations for the three months
               ended March 31, 1995 and 1994 (Unaudited)               5

               Condensed Consolidated Statements of Cash Flows
               for the three months ended March 31, 1995 and
               1994 (Unaudited)                                        6

               Notes to Consolidated Financial Statements (Unaudited)  7

  Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                     8

PART II.       OTHER INFORMATION                                      10

                             THE WRITER CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                     March 31,     December 31,
                                                       1995           1994
                                                       ----           ----
                                                    (Unaudited)
ASSETS

Residential Real Estate Held for Sale and
  Investment, net:

  Homes under construction                          $18,165,000    $17,466,000
  Model homes and furnishings                         6,156,000      5,154,000
  Land and land development                           8,207,000      8,905,000
  Unplatted land                                      7,057,000      7,040,000
                                                      ---------      ---------

     Total                                           39,585,000     38,565,000

Office Property and Equipment, less accumulated
  depreciation of $929,000 and $918,000, net:           430,000        423,000

Other Assets:
  Cash and cash equivalents                             783,000      1,305,000
  Restricted cash                                       244,000        286,000
  Accounts receivable                                   222,000        192,000
  Deferred tax asset                                    285,000        285,000
  Other                                                 641,000        795,000
                                                        -------        -------

     Total                                          $42,190,000    $41,851,000
                                                    -----------    -----------
                                                    -----------    -----------

                                   (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                      March 31,   December 31,
                                                        1995           1994
                                                        ----           ----
                                                    (Unaudited)
LIABILITIES

  Notes payable (Note B)                            $27,237,000    $25,937,000
  Accounts payable and accrued expenses               5,590,000      6,356,000
  Accrued interest                                      409,000        442,000
                                                        -------        -------
         Total                                       33,236,000     32,735,000


STOCKHOLDERS' EQUITY

  Common Stock, $.10 par value; authorized,
  10,000,000 shares, issued 5,959,300 and
  5,958,800 (including treasury stock)                  596,000        596,000
  Additional Paid-in Capital                         12,153,000     12,151,000
  Deficit                                            (1,752,000)    (1,588,000)
                                                      ---------      ---------
         Total                                       10,997,000     11,159,000

  Less Treasury Stock, at cost, 245,000 shares        2,043,000      2,043,000
                                                      ---------      ---------
         Total Stockholders' Equity, net              8,954,000      9,116,000
                                                      ---------      ---------

                                                    $42,190,000    $41,851,000
                                                    -----------    -----------
                                                    -----------    -----------

                 See notes to consolidated financial statements.

                             THE WRITER CORPORATION
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                        For the Three Months
                                                            Ended March 31,

                                                        1995           1994
                                                        ----           ----
Residential Operations:
  Revenue                                            $5,780,000     $8,086,000
  Cost of sales                                      (4,783,000)    (5,981,000)
  Expenses                                           (1,369,000)    (1,849,000)
                                                     -----------    -----------
Income (loss) from Residential Operations              (372,000)       256,000

Interest and other income, net                           55,000        156,000
                                                         ------        -------
Net (loss) income before income taxes                  (317,000)       412,000

Income taxes                                                             8,000
                                                         ------          -----
Net Income (loss) before extraordinary item            (317,000)       404,000
                                                       ---------       -------
Extraordinary item - gain on extinguishment
   of debt (Note B)                                     153,000          --

Net income (loss)                                     $(164,000)      $404,000
                                                     -----------    -----------
                                                     -----------    -----------

Earnings (loss) per Share:
   Continuing operations                                 ($0.05)         $0.07
   Extraordinary item                                      0.02
                                                     -----------    -----------
                                                         ($0.03)        $0.07
                                                     -----------    -----------
                                                     -----------    -----------

Weighted Average Number of Shares Outstanding:        5,959,300      5,941,300


                 See notes to consolidated financial statements.

                             THE WRITER CORPORATION
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                        For the Three Months
                                                           Ended March 31,

                                                        1995           1994
                                                        ----           ----
NET CASH USED IN OPERATING ACTIVITIES:              ($1,806,000)   ($1,576,000)
                                                    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of office property and equipment            (18,000)       (20,000)
                                                    -----------    -----------
  Net cash used in investing activities                 (18,000)       (20,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                         8,329,000      4,656,000
  Principal payments on notes payable                (7,029,000)    (4,539,000)
  Proceeds from the sale of common stock                  2,000
                                                    -----------    -----------

     Net cash provided by financing activities        1,302,000        117,000
                                                    -----------    -----------

NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                     (522,000)    (1,479,000)

CASH AND CASH EQUIVALENTS, beginning of period        1,305,000      2,736,000
                                                    -----------    -----------

CASH AND CASH EQUIVALENTS, end of period               $783,000     $1,257,000
                                                    -----------    -----------
                                                    -----------    -----------

                 See notes to consolidated financial statements.

                             THE WRITER CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


A.   ACCOUNTING POLICIES:

The consolidated balance sheet as of March 31, 1995 and the related condensed consolidated statements of operations and cash flows for the three month period ended March 31, 1995 and 1994 are unaudited, but in management's opinion, include all adjustments necessary for a fair presentation of such financial statements. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements include the accounts of The Writer Corporation and its wholly owned subsidiaries (the Company). All significant intercompany transactions and balances have been eliminated in consolidation.

The financial statements should be read in conjunction with the audited Consolidated Financial Statements included in the annual report on Form 10-K for the year ended December 31, 1994. Except as described herein, the accounting policies utilized in the preparation of these financial statements are the same as those set forth in the Company's annual financial statements except as modified for interim accounting treatment.

B.   NOTES PAYABLE:

During the first quarter of 1995, the Company consummated a $4,100,000 loan bearing interest at prime plus 1.5%. The proceeds of the new loan were used to repay a $2,447,000 obligation outstanding at December 31, 1994 at a discount, on which the Company recognized an extraordinary gain of $153,000, net of related expenses. With the payoff the Company was also released from a 25% profit participation held by the former lender. The remaining balance of the new facility will be used to fund future lot development, water tap purchases, model furnishings and interest payments.

                             THE WRITER CORPORATION
                                AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION

At March 31, 1995 the Company's backlog was 58 units, an increase of 61% or 22 units over the December 31, 1994 backlog. The Company's backlog was 80 units at March 31, 1994. The change in backlog as compared to the same period in the prior year reflects the decrease in new orders that the Company experienced during the fourth quarter of 1994. Management believes that sales were impacted by the rise in interest rates and other market factors, including inventory levels and some competitors willingness to offer significant profit damaging incentives to buyers. The increase since year end is reflective of a more aggressive marketing strategy and focused management effort on sales coupled with the stabilization of the interest rates. The increase in sales since December 31, 1994 has resulted in an increase in homes under construction by approximately $700,000.

Model homes and furnishings increased from year end due to the completion and opening of 6 models at the Company's Castle Pines North community.

The decrease in land under development from December 31, 1994 is caused by the transfer of completed lots from the land under development into homes under construction, net of the Company's ongoing development activities.

Cash and cash equivalents were used to reduce the Company's accounts payable and accrued expenses. The Company's growth requires a substantial portion of its available cash to sustain its operations with any excess used to reduce its liabilities to subcontractors, suppliers and lenders. The year end cash balance reflects the impact of above average closing levels which occurred at the year end.

During February, 1995 the Company refinanced its debt related to its Castle Pines North project. With the payoff of the previous loan, the Company obtained a $230,000 discount and a release of the 25% profit sharing interest which the previous lender held. The new loan also provides for development and working capital fundings. (See additional discussion below.)

The increase in notes payable from year end is attributable to increased inventory levels and land development activity financed through banks.


RESULTS OF OPERATIONS

The Company closed 33 units during the three month period ended March 31, 1995, compared to 50 in the first quarter in 1994. This decreased revenues by
$2,306,000 or 28% from the prior year period.   These decreases reflect the
softened market demand during the last two quarters of 1994. There was an increase in average sales price from the prior year's first quarter from $161,700 to

$175,100. The average increase in sales price reflects the change in the mix of townhome, single family and cluster homes sold during the periods and an overall increase in selling prices for all of the Company's product due primarily to cost increases. The table below illustrates the Company's sales mix.


Closings                           Townhomes Cluster Homes  Single Family  Total
- - --------                           --------- -------------  -------------  -----
3 month period ended Mar. 31,1995       24          1             8          33
3 month period ended Mar. 30, 1994      38          6             6          50


Commensurate with the decrease in sales revenue cost of sales decreased $1,198,000 or 20% for the three month period ended March 31, 1995 as compared to
cost of sales for the first quarter of 1994.   The lower margins reflect sales
and marketing concessions made to stimulate sales of the Company's inventory houses which were nearly completed at year end. This resulted in a decrease in gross margins from 26% to 17% for first quarter.

The Company's operating expenses decreased by 26% or $480,000. This positive trend is caused by reduced selling costs tied to lower revenue levels and continued efforts to reduce administration costs.

The decrease in interest and other income is due to a non-recurring transaction recorded during the year ended December 31, 1994.


LIQUIDITY AND CAPITAL RESOURCES

In February 1995 the Company consummated a new $4,100,000 land loan with a financial institution. Proceeds from the new loan were used to repay a $2,477,000 obligation outstanding at December 31, 1994 which resulted in a gain of $153,000, net of related costs. The balance of the loan commitment will be used for future lot development, water and sewer tap purchases, and interest payments. This facility is non-revolving except for the water and sewer tap portion, bears interest at prime plus 1.5% and matures in three years. In addition to this land loan, the lender has committed to a $5,000,000 revolving construction facility for use at the Castle Pines North project. Both facilities are secured by Deeds of Trust on that project.

This new loan facility coupled with existing facilities the Company has are adequate to provide a continuing supply of lots for building within the Company's current projects. In addition, Management believes it has adequate construction financing for planned homebuilding operations. The Company continues to be strained for adequate working capital. In order for the Company to maintain consistent levels of profitability and adequate liquidity several factors affecting operations need to be considered, some of which are outside the Company's control. They include continued cooperation from lenders, continued support from subcontractors and vendors with past due accounts, continued stability in market demand, lack of dramatic interest rate increases, and continued enhancement of sales and production levels, coupled with ongoing cost containment programs. Improvement in operating results and some combination of additional equity or debt will be necessary if the Company is to maintain all of its obligations on a current basis.

                             THE WRITER CORPORATION
                                AND SUBSIDIARIES


PART II.  OTHER INFORMATION

Item 1.        LEGAL PROCEEDINGS

               None

Item 2.        CHANGES IN SECURITIES

               None

Item 3.        DEFAULTS UPON SENIOR SECURITIES

               None

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None

Item 5.        OTHER INFORMATION

               None

Item 6.        EXHIBITS AND REPORTS ON FORM 8-K

     (b) There were no reports on Form 8-K filed for the three months ended March 31, 1995.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             THE WRITER CORPORATION
                                                  (Registrant)


Date:  May 15, 1995                          By:   /s/ Daniel J. Nickless
                                                --------------------------------
                                                       Daniel J. Nickless
                                                       Sr. Vice President and
                                                       Chief Financial Officer