Form 10-Q
period 1995-06-30
WRITER CORP
filed 1995-08-14
CIK 108606

                             UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-Q

          [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1995

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
              15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ______________ to _____________

                       Commission file number:  0-08305

                           THE WRITER CORPORATION
                           ----------------------
            (Exact name of registrant as specified in its charter)
                Colorado                             84-0510478
                ---------                            ----------

     (State or other jurisdiction of               (IRS Employer
      incorporation or organization)              Identification No.)

 27 Inverness Drive East, Englewood, Colorado            80112
 --------------------------------------------           -------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant is required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X      No
                                        ----       ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendment to Form
10-K.    X
       -----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   Yes          No
                            ------      -------

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date.   5,962,060 shares (including
treasury stock) as of August 8, 1995.

                         THE WRITER CORPORATION
                            AND SUBSIDIARIES

                                  INDEX



                                                                  Page
PART   I.   FINANCIAL INFORMATION                                Number
                                                                 -------


   Item 1.  FINANCIAL STATEMENTS

            Consolidated Balance Sheets
            June 30, 1995 (Unaudited) and
            December 31, 1994                                        3

            Condensed Consolidated Statements
            of Operations for the three and six months
            ended June 30, 1995 and 1994 (Unaudited)                 5

            Condensed Consolidated Statements of Cash Flows
            for the six months ended June 30, 1995 and
            1994 (Unaudited)                                         6

            Notes to Consolidated Financial Statements (Unaudited)   7

   Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                      9

PART II.    OTHER INFORMATION                                       13

                            THE WRITER CORPORATION
                               AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS



                                                                     June 30,        December 31,
                                                                       1995              1994
                                                                       ----              ----
                                                                    (Unaudited)
ASSETS

Residential real estate held for sale and investment, net:


   Homes under construction                                        $17,711,000       $17,466,000
   Model homes and furnishings                                       4,903,000         5,154,000
   Land and land development                                         8,561,000         8,905,000
   Unplatted land                                                    6,999,000         7,040,000
                                                                  ------------       -----------

       Total                                                        38,174,000        38,565,000

Office property and equipment, less accumulated
  depreciation of $937,000 and $918,000, net:                          436,000           423,000

Other assets:
   Cash and cash equivalents                                           816,000         1,305,000
   Restricted cash                                                     160,000           286,000
   Accounts receivable                                                 294,000           192,000
   Deferred tax asset                                                  285,000           285,000
   Other                                                               558,000           795,000
                                                                  ------------       -----------

       Total                                                       $40,723,000       $41,851,000
                                                                  ------------       -----------
                                                                  ------------       -----------





                                 (Continued)

                                      3

                       LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                     June 30,        December 31,
                                                                       1995              1994
                                                                       ----              ----
                                                                    (Unaudited)

LIABILITIES
   Notes payable (Note B)                                          $26,836,000       $25,937,000
   Accounts payable and accrued expenses                             4,890,000         6,356,000
   Accrued interest                                                    591,000           442,000
                                                                  ------------       -----------


       Total                                                        32,317,000        32,735,000

STOCKHOLDERS' EQUITY
   Common stock, $.10 par value; authorized,
   10,000,000 shares, issued 5,960,220 and
   5,958,832 (including treasury stock)                                596,000           596,000
   Additional paid-in capital                                       12,153,000        12,151,000
   Deficit                                                          (2,300,000)       (1,588,000)
                                                                  ------------       -----------

        Total                                                       10,449,000        11,159,000

   Less treasury stock, at cost, 244,986 shares                      2,043,000         2,043,000
                                                                  ------------       -----------
       Total Stockholders' Equity, net                               8,406,000         9,116,000
                                                                  ------------       -----------
       Total                                                       $40,723,000       $41,851,000
                                                                  ------------       -----------
                                                                  ------------       -----------





                     See notes to consolidated financial statements.




                            THE WRITER CORPORATION
                              AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)





                                                     For the Three Months        For the Six Months
                                                        Ended June 30,              Ended June 30,

                                                      1995          1994         1995           1994
                                                      ----          ----         ----           ----

Residential operations:
   Revenue                                         $7,803,000    $9,734,000   $13,583,000   $17,820,000
   Cost of sales                                   (6,470,000)   (7,722,000)  (11,253,000)  (13,703,000)
   Expenses                                        (1,876,000)   (1,856,000)   (3,245,000)   (3,705,000)
                                                   -----------   -----------  -----------   -----------
Income (loss) from residential operations            (543,000)      156,000      (915,000)      412,000

Interest and other income (expense), net               (5,000)       78,000        50,000       234,000
                                                   -----------   -----------  -----------   -----------

Net income (loss) before income taxes                (548,000)      234,000      (865,000)      646,000

Income taxes                                                          5,000                      13,000
                                                   -----------   -----------  -----------   -----------

Net income (loss) before extraordinary item          (548,000)      229,000      (865,000)      633,000

Extraordinary item-gain on extinguishment
of debt (Note B)                                                                  153,000
                                                   -----------   -----------  -----------   -----------

Net income (loss)                                   $(548,000)     $229,000     $(712,000)     $633,000
                                                   -----------   -----------  -----------   -----------
                                                   -----------   -----------  -----------   -----------

Earnings (loss) per share:
  Primary
        Continuing operations                         $(.10)         $.04         $(.15)         $.10
        Extraordinary item                              --            --            .03           --
                                                      ------        ------        ------         -----
        Net income                                    $(.10)         $.04         $(.12)         $.10
                                                      ------        ------        ------         -----
                                                      ------        ------        ------         -----

  Fully diluted
        Continuing operations                         $(.10)        $.04         $(.15)         $.10
        Extraordinary item                              --            --           .03            --
                                                      ------        ------        ------         -----
        Net income                                    $(.10)        $.04         $(.12)         $.10
                                                      ------        ------        ------         -----
                                                      ------        ------        ------         -----

Weighted average number of shares
Outstanding
        Primary                                     5,715,234     6,123,400     5,715,003   6,137,600
        Fully diluted                               5,715,234     6,465,100     5,715,003   6,479,300

                           See notes to consolidated financial statements.


                          THE WRITER CORPORATION
                            AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                       For the Six Months
                                                         Ended June 30,
                                                       1995            1994
                                                       ----            ----

NET CASH USED IN OPERATING ACTIVITIES:             $(1,358,000)       $(3,260,000)
                                                  ------------        -----------
CASH FLOWS USED IN INVESTING ACTIVITIES-

Purchases of office property and equipment             (32,000)            (28,000)
                                                  ------------         -----------


CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from notes payable                       13,100,000          12,026,000
  Principal payments on notes payable              (12,201,000)        (10,441,000)
  Proceeds from the sale of common stock                 2,000
                                                   -----------         -----------



     Net cash provided by financing activities         901,000           1,585,000

NET DECREASE IN CASH AND

   CASH EQUIVALENTS                                   (489,000)         (1,703,000)


CASH AND CASH EQUIVALENTS, beginning of period       1,305,000           2,736,000
                                                   -----------         -----------
CASH AND CASH EQUIVALENTS, end of period            $  816,000         $ 1,033,000
                                                   -----------         -----------



                          See notes to consolidated financial statements.


                             THE WRITER CORPORATION
                               AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


A. ACCOUNTING POLICIES:

The consolidated balance sheet as of June 30, 1995, the related condensed consolidated statements of operations for the three and six month periods ended June 30, 1995 and 1994 and the related condensed consolidated statements cash flows for the six month periods ended June 30, 1995 and 1994 are unaudited, but in management's opinion, include all adjustments necessary for a fair presentation of such financial statements. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

C. SUBSEQUENT EVENTS:

   PRIVATE PLACEMENT OF COMMON STOCK

During the second quarter, the Company initiated a private placement of its common stock. The "best efforts" offering is for the sale of a minimum of 1,333,333 shares and a maximum of 2,000,000 shares issued at $1.50 per share, with a gross sales price of $2,000,000 up to a maximum of $3,000,000. In conjunction with the offering, the Company has entered into an arrangement with an investment banking firm. Under the terms of this arrangement the Company agreed to provide "accredited investors" which would collectively purchase no less than $1.4 million of the offering and the underwriter has agreed to provide purchasers of no less than $1.1 million of the offering. The underwriter will be compensated at 6% of the total gross proceeds in excess of $1 million, of which 3% will be paid in the form of Company stock issued at $1.50 per share and 3% will be paid in cash. The minimum offering of $2,000,000 was subscribed to and accepted as of July 31, 1995.

                         THE WRITER CORPORATION
                           AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)

C. SUBSEQUENT EVENTS:(Continued)


Three of the Company's directors, George S. Writer, Jr. ($300,000), Robert G. Tointon, through his affiliated company, Phelps-Tointon, Inc. ($200,000) and Louis P. Bansbach, III ($100,000) invested in this private placement. The balance of the $2,000,000 minimum was purchased by "accredited investors" which were unaffiliated with the Company.

Because this placement is a "best efforts" offering, the Company is uncertain at this point whether sales will exceed 1,333,333 shares at an offering price of $2,000,000. All sales pursuant to this placement will be concluded prior to August 31, 1995.

   RESTRUCTURING OF EXISTING DEBT

On June 22, 1995 the Company entered into an agreement with one of its lenders by which approximately $2,756,000 in outstanding unsecured debt may be satisfied for $750,000 cash payment which will result in an extraordinary gain after tax of approximately $1,960,000. The terms of this agreement required the Company to make a $200,000 payment on July 31, 1995, which has been made, and an additional $550,000 payment on August 30, 1995 which the Company expects to make from the proceeds of the aforementioned common stock offering. In addition, under the terms of a previous restructuring agreement, the Company was obligated to this lender for stock appreciation rights on 500,000 shares of the Company's common stock which are also being satisfied in full upon such final payment to the lender.

                          THE WRITER CORPORATION
                            AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION

At June 30, 1995 the Company's backlog was 81 units, an increase of 23 units or 39% over the backlog at March 31, 1995. The Company's backlog at December 31, 1994 was 36 units. These increases reflect the re-opening and re-marketing of the Company's Castle Pines North project, as well as the results gained from the enhanced marketing and sales effort which the Company has been focusing on during the last twelve months. The Company's backlog at the end of 1994 was negatively impacted by the rising interest rates and other market factors, including inventory levels and some competitors willingness to offer significant incentives to buyers which the Company was not willing to match during the fourth quarter of 1994. Additionally, the continued stabilization of interest rates has favorably impacted the Company in its sales and marketing efforts over the last two quarters.

During the first and second quarters of 1995 the Company consciously focused on reducing its speculatory inventory. Although its contract backlog is up significantly, as previously mentioned, the overall homes under construction increased slightly by $245,000 or less than 2%, which reflects the efforts to transfer speculatory inventories into contract backlog.

The Company's model homes and furnishings have decreased by $251,000, which includes the completion of the six furnished model homes for the Company's Castle Pines North project and reflects the sale of the previous Castle Pines North models (five homes) and three models at the Company's SouthPark project.

The Company's land and land development inventories have decreased by approximately $344,000 as finished lot inventories have been transferred to homes under construction. The Company acquired approximately one third of a 27 acre parcel of land for townhome development in Highlands Ranch. The Company's unplatted land decreased slightly from the year end balance due to the transfer of costs associated with the June acquisition of the Company's new townhome project being reflected as land and land development.

The Company's office properties and equipment increased slightly due to partial upgrading of the computer equipment in an effort to improve financial and operational reporting capabilities.

The Company's cash balances at June 30, 1995 have decreased from the year end balance due to reduction in accounts payable and accrued expenses, as well as from the cash used in operations. The Company's restricted cash balances have decreased as the funds restricted for land development have been employed for that purpose. The other assets of the Company decreased by approximately $237,000 due primarily to the application of a $200,000 earnest deposit to the closing of the note repayment discussed in Note B to the Consolidated Financial Statements of the Company contained herein.

The Company's financial condition will be significantly enhanced subsequent to the June 30, 1995 balance sheet date by two transactions, one of which involved the sale of the Company's common stock through a private placement and the second of which involved the full satisfaction of a $2,756,000 unsecured note payable obligation for a cash payment of $750,000. (See discussion at Note C to the Consolidated Financial Statements of the Company contained herein.)

RESULTS OF OPERATIONS

The Company closed 41 and 74 units for the three and six month periods ended June 30, 1995 as compared to 56 and 106 for the same periods in the prior year. This decreased revenues by $1,931,000 or 20% and
$4,237,000 or 24% over the prior year respective periods.   For the
second quarter the average sales price was $190,300 as compared to $175,200 for the previous quarter and $168,100 for the prior year six month period. The average increase in sales price is due to the change in the mix of townhome, single family and cluster homes sold during the periods and an overall increase in selling prices for all of the Company's product. The table below illustrates this mix.


 Closings                                 Townhomes   Cluster Homes   Single Family    Total
 --------                                 ---------   -------------   -------------    -----
 3 month period ended June 30, 1995          26             5                10         41
 3 month period ended June 30, 1994          31             3                22         56
 6 month period ended June 30, 1995          50             6                18         74
 6 month period ended June 30, 1994          69             9                28         106


Cost of sales decreased $1,252,000 or 16% for the three month period and $2,450,000 or 18% for the six month period ended June 30, 1995 as compared to the same periods in 1994. Cost of sales did not decrease in the same proportion as revenue due to increased market pressure from competition willing to substantially decrease their pricing and/or provide significant incentives to their buyers. Although the Company does not typically follow this "discount to move" marketing strategy, some discounting in certain projects has taken place in order to sell speculative inventory units and/or maintain market share.

These market factors have negatively effected the Company's gross profits. Gross profit for the three and six month periods ended June 30, 1995 were $1,333,000 and $2,330,000 respectively versus $2,012,000 and $4,117,000 for the prior year periods. As a percentage of revenue, gross profit dropped 3.6% and 5.9% for the three and six month periods when compared with the prior year.

Operating expenses in the six month period ended June 30, 1995 decreased by $460,000. This decrease is attributable to overhead reductions netted with increased marketing costs, as well as a reduction of approximately $535,000 in interest expense from profit sharing participations paid to development lenders on certain selected projects which are nearing completion. As a percentage of revenue these operating expenses increased 3% reflective of the aforementioned revenue decrease. During the second quarter operating expenses increased $507,000 and $20,000 when compared to the prior quarter and previous years' second quarter. This second quarter increase was primarily attributable to increased interest costs and sales and marketing expenses. During the first and second quarter the Company executed a marketing campaign which included television, radio and billboard advertising, a departure from the traditional newsprint advertising the Company has used. Although the campaign was relatively expensive, the costs were shared through vendor cooperation. Management believes the campaign was effective, evidenced by the increasing backlog and buyer traffic which has taken place. All of these factors, when combined, lead to the results presented on the Statement of Operations.

LIQUIDITY AND CAPITAL RESOURCES

In the Company's most recent Form 10-Q for the period ended March 31, 1995, as well as the Company's annual form 10-K filed for the year ended December 31, 1994, it was noted that, "the Company's liquidity and capital resources continue to be strained by the recovery from prior years activities, inventory growth and the increase and development activities which were undertaken during the last three years."

Management has addressed this problem partly by refocusing attention on cost control and operational efficiencies which led to some increased cash flow from the Company's operations. However, notwithstanding the progress that the Company has made in terms of its financial restructuring and certain profitable operational periods, management felt in was necessary to accelerate the generation of new working capital in order to expand the operations which should allow for improvement in operating results.

Therefore, in the second quarter the Company initiated a private placement of common stock. The offering, under a "best efforts", is for the sale of a minimum of 1,333,000 shares and a maximum of 2,000,000 shares issued at $1.50 per share with total proceeds generated of $2,000,000 up to a maximum of $3,000,000. See discussion at Note C to the Consolidated Financial Statements of the Company contained herein.

The Company has used a portion of the proceeds from such private placement to fund the purchase of raw land for the Company's new townhome project in Highlands Ranch and for the repayment of an unsecured note payable at a substantial discount. The balance of the proceeds are earmarked for working capital purposes including the reduction in trade payables and accrued interest. Management believes that the completion of the offering will allow the Company to continue to focus on operational areas which should enhance the Company's ability to improve operating results.

On June 22, 1995 the Company entered into an agreement with one of its lenders by which approximately $2,756,000 of outstanding unsecured debt will be repaid for $750,000 which will result in a gain after tax of approximately $1,960,000. The terms of this restructuring agreement required the Company to make a $200,000 payment on July 31, 1995, which has been made, and an additional $550,000 payment on August 30, 1995, which the Company expects to make from the proceeds of the aforementioned common stock offering. In addition, under the terms of a previous restructuring agreement, the Company was obligated to this lender for stock appreciation rights on 500,000 shares of the Company's common stock which are also being satisfied in full upon the final payment to the lender in August. The gain on this transaction will be recorded in August of 1995 when the final payment is made to the lender.

In February of 1995 the Company consummated a new $4,100,000 land loan with a financial institution. Proceeds from the new loan were used to repay a $2,477,000 obligation outstanding at December 31, 1994 at a discount which resulted in a gain of $153,000, net of related costs.
The balance of the loan commitment is being used for lot development, water and sewer tap purchases, and interest payments. This facility is non-revolving except for the water and sewer tap portion, bears interest at prime plus 1.5% and matures in three years. In addition to this land loan, the lender has committed to a $5,000,000 revolving construction facility for use at the Company's Castle Pines North project. Both facilities are secured by Deeds of Trust on that project.

In July of 1995 the Company renewed its $12 million credit facility with a national lender which was originally earmarked for its Castle Pines North development. The renewal will allow the Company to use the facility in several of its other projects, as well as Castle Pines North. With this renewal, and coupled with the new development facilities and other existing credit facilities, management believes that it has adequate funds to provide a continuing supply of lots for building as well as construction financing for the currently contemplated inventory levels.

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

   (b) There were no reports on Form 8-K filed for the six months ended June 30, 1995.


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                THE WRITER CORPORATION
                                                      (Registrant)


Date:  August 9, 1995                         By:
                                                    ----------------------
                                                    Daniel J. Nickless
                                                    Sr. Vice President and
                                                    Chief Financial Officer