Form 10-Q
period 1995-09-30
WRITER CORP
filed 1995-11-13
CIK 108606

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q

          [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended SEPTEMBER 30, 1995

            [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
              15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ______________ to _____________

                    Commission file number: 0-08305

                        THE WRITER CORPORATION
             (Exact name of registrant as specified in its charter)

                   COLORADO                                84-0510478
       (State or other jurisdiction of                   (IRS Employer
        incorporation or organization)                 Identification No.)

  27 INVERNESS DRIVE EAST, ENGLEWOOD, COLORADO               80112
   (Address of principal executive offices)                 Zip Code

                           (303) 790-2870
        (Registrant's telephone number, including area code)

                           NOT APPLICABLE
                (Former name, former address and former
               fiscal year, if change since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant is required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No
                                                   ------    ------

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
              PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court.  Yes        No
                               ------    -----

                 APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 7,420,395 shares (including treasury stock) as of October 31, 1995.

                        THE WRITER CORPORATION
                           AND SUBSIDIARIES


                                INDEX

                                                                PAGE
PART  I.  FINANCIAL INFORMATION                                NUMBER
                                                               ------
  Item 1. FINANCIAL STATEMENTS

          Consolidated Balance Sheets
          September 30, 1995 (Unaudited) and
          December 31, 1994                                       3

          Condensed Consolidated Statements
          of Operations for the three and nine months
          ended September 30, 1995 and 1994 (Unaudited)           5

          Condensed Consolidated Statements of Cash Flows
          for the nine months ended September 30, 1995 and
          1994 (Unaudited)                                        6

          Notes to Consolidated Financial Statements
          (Unaudited)                                             7

  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                     9

PART II.  OTHER INFORMATION                                      13

                         THE WRITER CORPORATION
                            AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS


                                             September 30,    December 31,
                                                 1995             1994
                                             -------------    ------------
                                             (Unaudited)
ASSETS

Residential real estate held for sale
 and investment, net:
  Homes under construction                    $17,776,000     $17,466,000
  Model homes and furnishings                   4,652,000       5,154,000
  Land and land development                     9,012,000       8,905,000
  Unplatted land                                7,006,000       7,040,000
                                              -----------     -----------
    Total                                      38,446,000      38,565,000

Office property and equipment, less
 accumulated depreciation of $949,000
 and $918,000                                     433,000         423,000

Other Assets:
  Cash and cash equivalents                       534,000       1,305,000
  Restricted cash                                 162,000         286,000
  Accounts receivable                             292,000         192,000
  Other                                           900,000       1,080,000
                                              -----------     -----------
    Total                                     $40,767,000     $41,851,000
                                              ===========     ===========


                               (Continued)

                  LIABILITIES AND STOCKHOLDERS' EQUITY


                                             September 30,    December 31,
                                                 1995             1994
                                             -------------    ------------
                                             (Unaudited)
LIABILITIES
  Notes payable (Note B)                      $23,375,000     $25,937,000
  Accounts payable and accrued expenses         4,819,000       6,356,000
  Accrued interest                                547,000         442,000
                                              -----------     -----------
    Total                                      28,741,000      32,735,000
                                              -----------     -----------

STOCKHOLDERS' EQUITY

  Common stock, $.10 par value; authorized,
   10,000,000 shares; issued 7,420,395 and
   5,958,832 (including treasury stock)
   (Note C)                                       742,000         596,000
  Additional Paid-in Capital                   14,200,000      12,151,000
  Deficit                                        (873,000)     (1,588,000)
                                              -----------     -----------

    Total                                      14,069,000      11,159,000

  Less Treasury Stock, at cost, 244,986
   shares                                       2,043,000       2,043,000
                                              -----------     -----------

    Total Stockholders' Equity, net            12,026,000       9,116,000
                                              -----------     -----------

    Total                                     $40,767,000     $41,851,000
                                              ===========     ===========




              See notes to consolidated financial statements.

                           THE WRITER CORPORATION
                              AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                For the Three Months            For the Nine Months
                                                 Ended September 30,            Ended September 30,
                                             --------------------------    ----------------------------
                                                 1995           1994            1995            1994
                                             -----------    -----------    ------------    ------------
Residential operations:
  Revenue                                    $ 6,742,000    $ 9,223,000    $ 20,325,000    $ 27,043,000
  Cost of sales                               (5,719,000)    (7,392,000)    (16,972,000)    (21,095,000)
  Expenses                                    (1,640,000)    (1,465,000)     (4,885,000)     (5,170,000)
                                             -----------    -----------    ------------    ------------
Income (loss) from residential operations       (617,000)       366,000      (1,532,000)        778,000
Interest and other income (expense), net          78,000        161,000         128,000         395,000
                                             -----------    -----------    ------------    ------------
Net income (loss) before income taxes           (539,000)       527,000      (1,404,000)      1,173,000

Income taxes (expense) benefit (Note D)          682,000         (4,000)        682,000         (17,000)
                                             -----------    -----------    ------------    ------------

Net income (loss) before extraordinary item      143,000        523,000        (722,000)      1,156,000

Extraordinary item-gain on extinguishment
of debt (Notes B and D) net of tax             1,284,000                      1,437,000
                                             -----------    -----------    ------------    ------------

Net income                                   $ 1,427,000    $   523,000    $    715,000    $  1,156,000
                                             ===========    ===========    ============    ============
Earnings (loss) per share:
  Primary
   Continuing operations                         $.02           $.09           $(.12)          $.19
   Extraordinary item                             .20             -              .24             -
                                                 ----           ----           -----           ----
   Net income                                    $.22           $.09           $ .12           $.19
                                                 ====           ====           =====           ====
  Fully diluted
   Continuing operations                         $.02           $.08           $(.12)          $.18
   Extraordinary item                             .20             -              .24             -
                                                 ----           ----           -----           ----
   Net income                                    $.22           $.08           $ .12           $.18
                                                 ====           ====           =====           ====
Weighted average number of shares
Outstanding
   Primary                                    6,485,400       6,127,400       5,974,600       6,127,400
   Fully diluted                              6,485,400       6,469,100       5,974,600       6,469,100


                      See notes to consolidated financial statements.

                             THE WRITER CORPORATION
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                      For the Nine Months
                                                      Ended September 30,
                                                 ------------------------------
                                                     1995              1994
                                                 ------------      ------------
NET CASH USED IN OPERATING ACTIVITIES:           $ (2,369,000)     $ (4,857,000)
                                                 ------------      ------------
CASH FLOWS USED IN INVESTING ACTIVITIES-
  Purchases of office property and equipment          (41,000)          (49,000)
                                                 ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable                     17,255,000        19,078,000
   Principal payments on notes payable            (17,811,000)      (15,759,000)
   Proceeds from the sale of common stock           2,195,000
                                                 ------------      ------------
       Net cash provided by financing
        activities                                  1,639,000         3,319,000
                                                 ------------      ------------
NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                   (771,000)       (1,587,000)

CASH AND CASH EQUIVALENTS, beginning of
  period                                            1,305,000         2,736,000
                                                 ------------      ------------
CASH AND CASH EQUIVALENTS, end of period         $    534,000      $  1,149,000
                                                 ============      ============






                  See notes to consolidated financial statements.

                            THE WRITER CORPORATION
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


A.  ACCOUNTING POLICIES:

The consolidated balance sheet as of September 30, 1995, the related condensed consolidated statements of operations for the three and nine month periods ended September 30, 1995 and 1994 and the related condensed consolidated statements of cash flows for the nine month periods ended September 30, 1995 and 1994 are unaudited, but in management's opinion, include all adjustments necessary for a fair presentation of such financial statements. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

B. NOTES PAYABLE:

On June 22, 1995 the Company entered into an agreement with one of its lenders by which approximately $2,756,000 in outstanding unsecured debt was satisfied for $750,000 cash payment which resulted in an extraordinary gain of approximately $2,000,000, (see Note D). The terms of this agreement required the Company to make a $200,000 payment on July 31, 1995, and an additional $550,000 payment on August 30, 1995 which the Company made from the proceeds of the common stock offering discussed in Note C. In addition, under the terms of a previous restructuring agreement, the Company was obligated to this lender for stock appreciation rights on 500,000 shares of the Company's common stock which was also satisfied in full upon final payment to the lender.

C. PRIVATE PLACEMENT OF COMMON STOCK

During the second quarter, the Company initiated a private placement of its common stock. The "best efforts" offering is for the sale of a minimum of 1,333,333 shares and a maximum of 2,000,000 shares issued at $1.50 per share, with a gross sales price of $2,000,000 up to a maximum of $3,000,000. In conjunction with the offering, the Company has entered into an arrangement with an investment banking firm. Under the terms of this arrangement the Company agreed to provide "accredited investors" which would collectively purchase no less than $1.4 million of the offering and the underwriter has agreed to a best effort to provide purchasers of no less than $1.1 million of the offering. The underwriter may be compensated at 6% of the total gross proceeds in excess of $1 million, of which 3% may be paid in the form of Company stock issued at $1.50 per share and 3% may be paid in cash. The minimum offering of $2,000,000 was subscribed to and accepted as of July 31, 1995.

                            THE WRITER CORPORATION
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


C. PRIVATE PLACEMENT OF COMMON STOCK:(CONTINUED)

Three of the Company's directors, George S. Writer, Jr. ($300,000), Robert G. Tointon, through his affiliated company, Phelps-Tointon, Inc. ($200,000) and Louis P. Bansbach, III ($100,000) invested in this private placement. The balance of the $2,000,000 minimum was purchased by "accredited investors" which were unaffiliated with the Company.

On August 30 the Company agreed to extend the offering period for an additional 90 days in order to allow more time for the underwriter to finalize the transaction. All sales pursuant to this placement are expected to be concluded prior to November 30, 1995.

D. INCOME TAXES

The Company regularly evaluates its deferred tax asset and the likelihood of recoverability. As a result of the extraordinary gain from extinguishment of debt in the quarter ended September 30, 1995, the valuation allowance previously provided was adjusted, which resulted in a tax benefit of $682,000. The approximate $2,000,000 extraordinary gain from extinguishment of debt is shown net of the related tax effect which includes $40,000 of alternative minimum tax.

                            THE WRITER CORPORATION
                                AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION

At September 30, 1995 the Company's backlog was 87 units, a slight increase over the 81 units in backlog at June 30, 1995. The Company's backlog at December 31, 1994 was 36 units. The Company's backlog on September 30, 1994 was 76 units. These increases reflect the re-opening and re-marketing of the Company's Castle Pines North project, as well as the results gained from the enhanced marketing and sales effort which the Company has been focusing on during the last twelve months. The Company's backlog at the end of 1994 and beginning of 1995 was negatively impacted by the rising interest rates and other market factors, including inventory levels and some competitors willingness to offer significant incentives to buyers which the Company was not willing to match during the fourth quarter of 1994 and the first quarter of 1995. The continued stabilization of interest rates has favorably impacted the Company in its sales and marketing efforts over the last two quarters, and the Company has offered some incentives to buyers on selected inventory homes.

During the first and second quarters of 1995 the Company consciously focused on reducing its speculatory inventory. Although its contract backlog is up significantly, the overall homes under construction increased slightly by $310,000 or less than 2%. This reflects the efforts to move from starting speculatory inventory homes into presold units. The current inventory remains consistent with the prior quarter balance.

The Company's model homes and furnishings have decreased by $500,000 from year end, which includes the completion of the six furnished model homes for the Company's Castle Pines North project and reflects the sale of the previous Castle Pines North models (five homes), three models at the Company's SouthPark project and one at each of the Company's Pier Point and NorthPark single family projects.

The Company's land and land development inventories have increased by approximately $107,000. This increase reflects the net effect of finished lot inventories transferred to homes under construction and initiation of development on approximately one third of a 27 acre parcel of land for townhomes acquired in Highlands Ranch. The Company is also actively developing two parcels within its Castle Pines North project. The Company's unplatted land decreased slightly from the year end balance due to the transfer of costs associated with the June acquisition of the Company's new townhome project to land and land development, now that development has been initiated.

The Company's office property and equipment increased slightly due to partial upgrading of the computer equipment in an effort to improve financial and operational reporting capabilities.

The Company's cash balances at September 30, 1995 have decreased from the year end balance due primarily to reduction in accounts payable and accrued expenses, as well as from the cash used in operations during the first nine months of 1995. The proceeds from a private placement of stock and the use thereof are discussed below. The Company's restricted cash balances decreased as funds restricted for land development have been employed for that purpose. The other assets of the Company decreased by approximately $180,000 due primarily to the application of a $200,000 earnest deposit to the closing of a note repayment.

The Company's financial condition was enhanced during the third quarter by two transactions, one of which involved the sale of the Company's common stock through a private placement and the second of which involved the full satisfaction of a $2,756,000 unsecured note payable obligation for a cash payment of $750,000. (See discussion at Note B, C and D to the Consolidated Financial Statements of the Company contained herein.) The approximate $2,100,000 of proceeds from the common stock sale were used to make the $750,000 cash payment on the aforementioned debt satisfaction, purchase land and pay down outstanding real estate taxes, with the balance applied to trade payables.

RESULTS OF OPERATIONS

The Company closed 36 and 110 units for the three and nine month periods ended September 30, 1995 as compared to 53 and 154 for the same periods in the prior year. This decreased revenues by $2,481,000 or 27% and $6,718,000 or 25% over the prior year respective periods. For the third quarter the average sales price was $187,300 as compared to $190,300 for the previous quarter and $175,600 for the prior year nine month period. The changes in average sales price are due to the change in the mix of townhome, single family and cluster homes sold during the periods and certain discounts as discussed below. The table below illustrates this mix.


Closings                             Townhomes   Cluster Homes   Single Family   Total
--------                             ---------   -------------   --------------  -----
3 month period ended Sept. 30, 1995      19             3              14          36

3 month period ended Sept. 30, 1994      35             1              17          53

9 month period ended Sept. 30, 1995      69             9              32         110

9 month period ended Sept. 30, 1994      88            13              53         154

Cost of sales decreased $1,673,000 or 23% for the three month period and $4,123,000 or 20% for the nine month period ended September 30, 1995 as compared to the same periods in 1994. Cost of sales did not decrease in the same proportion as revenue due to increased market pressure from competition willing to substantially decrease their pricing and/or provide significant incentives to their buyers. Although the Company does not typically follow this discount to move marketing strategy, some discounting in certain projects has taken place in order to sell speculative inventory units and/or maintain market share.

These market factors have also negatively affected the Company's gross profits. Gross profit for the three and nine month periods ended September 30, 1995 were $1,023,000 and $1,831,000 respectively versus $3,353,000 and $5,948,000 for the same periods in 1994. As a percentage of revenue, gross profit dropped 4.7% and 5.5% for the three and nine month periods when compared with the prior year.

Operating expenses in the nine month period ended September 30, 1995 decreased by $285,000 as compared to the same period in 1994. This decrease is attributable to overhead reductions netted with increased marketing costs, as well as a reduction of approximately $491,000 in interest expense from profit sharing participations paid to development lenders on certain selected projects which are nearing completion. As a percentage of revenue these operating expenses increased 5% because of the revenue decrease. During the third quarter operating expenses decreased by $236,000 when compared to the prior quarter. This third quarter decrease was primarily attributable to lower sales, marketing and general and administrative expenses and a decrease in interest rates on borrowings. During the first and second quarter the Company executed a marketing campaign which included television, radio and billboard advertising, a departure from the traditional newsprint advertising the Company has used. Although the campaign was relatively expensive, the costs were shared through vendor cooperation. Management believes the campaign was effective, evidenced by the increasing backlog and buyer traffic which has taken place.

The Company recorded an approximate $2,000,000 gain on the extinguishment of an unsecured debt. As a result of this gain the valuation allowance on the deferred tax asset was adjusted, which resulted in a tax benefit from continuing operations of $682,000. The
extraordinary gain is shown net of the related tax effect.   See
additional discussion below.

All of these factors, when combined, led to a gain from operations of approximately $143,000 for the three months ended and a loss from operations of $722,000 for the nine month period ended September 30, 1995. Because of the extraordinary gain from debt extinguishment, net profit for the three and nine month periods ended September 30, 1995 was $1,427,000 and $715,000 respectively.

LIQUIDITY AND CAPITAL RESOURCES

In the Company's most recent annual form 10-K filed for the year ended December 31, 1994 and form 10-Q for the quarter ended June 30, 1995, it was noted that, "the Company's liquidity and capital resources continue to be strained by the recovery from prior years activities, inventory growth and the increase and development activities which were undertaken during the last three years."

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

Therefore, in the third quarter the Company partially completed a private placement of common stock. The offering, under a "best efforts", is for the sale of a minimum of 1,333,000 shares and a maximum of 2,000,000 shares issued at $1.50 per share with total proceeds generated of $2,000,000 up to a maximum of $3,000,000. See discussion at Note C to the Consolidated Financial Statements of the Company contained herein.

The Company has used a portion of the proceeds from such private placement to fund the purchase of raw land for the Company's new townhome project in Highlands Ranch and for the repayment of an unsecured note payable at a substantial discount. The balance of the proceeds were used for working capital purposes including the reduction in accrued real estate taxes, trade payables and accrued interest. Management believes that the completion of the offering will allow the Company to continue to focus on operational areas which should enhance the Company's ability to improve operating results.

On June 22, 1995 the Company entered into an agreement with one of its lenders by which approximately $2,756,000 of outstanding unsecured debt was repaid for $750,000 which resulted in a gain of approximately $2,000,000. The tax effects of this transaction are discussed in Note D to the Consolidated Financial Statements contained herein. The terms of this restructuring agreement required the Company to make a $200,000 payment on July 31, 1995 and an additional $550,000 payment on August 30, 1995, which the Company made from the proceeds of the aforementioned common stock offering. In addition, under the terms of a previous restructuring agreement, the Company was obligated to this lender for stock appreciation rights on 500,000 shares of the Company's common stock which were also satisfied in full by the final payment to the lender in August.

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

The Company is initiating a search for additional building sites and/or development parcels which would enhance the Company's ability to sell more homes. Some further equity or debt or some combination thereof will be necessary in order to accomplish this goal. The Company is currently evaluating its options and opportunities to raise these funds.

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

     (b) There were no reports on Form 8-K filed for the nine months ended September 30, 1995.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       THE WRITER CORPORATION
                                            (Registrant)


Date:  November 11, 1995               By:  /s/ Daniel J. Nickless
                                       ------------------------------------
                                            Daniel J. Nickless
                                            Sr. Vice President and
                                            Chief Financial Officer