Form 10-K405
period 1995-12-31
WRITER CORP
filed 1996-03-29
CIK 108606

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-K

                 [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

  For the fiscal year ended December 31, 1995, Commission file number 0-08305.

                                THE WRITER CORPORATION
               ------------------------------------------------------
               (Exact name of registrant as specified in its charter)

         Colorado                                          84-0510478
         --------                                          ----------
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)
#27 Inverness Drive East, Englewood, Colorado                 80112
---------------------------------------------                 -----
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:          (303) 790-2870
                                                             --------------

Securities registered pursuant to Section 12(b) of the Act:

         Title Of Each Class                      Name Of Each Exchange On
         -------------------                          Which Registered
                                                      ----------------

              None                                           None

             Securities registered pursuant to Section 12(g) of the Act:
                             $.10 PAR VALUE COMMON  STOCK
                             ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                       -----   -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X
            ---
The aggregate market value of The Writer Corporation common shares on March 15, 1996 (based upon the average between the reported bid and asked prices of these shares traded over-the-counter) held by non-affiliates was approximately $3,883,144.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of March 15, 1996, 7,354,591 shares of The Writer Corporation's $.10 par value common stock were outstanding.

                                        PART I

ITEM 1.  BUSINESS.

The Writer Corporation is a developer and builder of planned residential communities in the metropolitan Denver, Colorado area. The Company has received local and national recognition for the design of its planned residential communities which integrate single family homes and townhomes with extensive greenbelts, bicycle and walking paths, winding streets and family recreation facilities to create a beneficial lifestyle for their residents. From the date of its inception through December 31, 1995, the Company has closed the sale of 9,026 homes in 28 communities.

RESIDENTIAL DEVELOPMENTS

The Company markets its planned residential communities to a broad spectrum of middle and upper middle income buyers. Sales prices for the Company's homes currently range from approximately $135,000 to $325,000.

The following table presents historical data relating to sales of the Company's homes and homes under contract.



                                                            Year Ended December 31,
                                                            -----------------------
                                       1991           1992           1993           1994           1995
                                       ----           ----           ----           ----           ----
Total Company Revenues From
  Closed Sales (in thousands)       $ 11,881       $ 13,505       $ 26,800       $ 36,126       $ 31,960

Average Sales Price (per home)      $163,350       $166,728       $152,270       $174,522       $194,878
Number of Company Homes
  Closed                                 144             81            176            207            164
Company Backlog as of December
  31, (number of homes)                   26             97             72             36             66
Company Backlog as of December
  31, (in thousands)                $  4,021       $ 12,306       $ 11,294       $  6,365       $ 14,766


Backlog is defined as the number of homes completed or under construction which are under contract but not closed. Backlog contracts are cancelable upon forfeiture of $2,000 to $5,000 deposits or without forfeiture if permanent financing cannot be obtained or other contingencies included in the contract have not been resolved. The Company expects the majority of the December 31, 1995 backlog to close within the first six months of 1996. The backlog at March 15, 1996 was 98 homes.

PLANNED RESIDENTIAL COMMUNITIES - The Company designs its planned residential communities to complement existing land characteristics, blending cul-de-sacs with extensive greenbelt parks, natural open space and winding streets to create a pleasant environment compatible with its surroundings. Typically the Company's planned communities incorporate one or more recreation facilities such as a clubhouse, swimming pool or tennis courts. The Company constructs model homes in each community striving for distinctive architecture and interior design. The Company has built in 29 communities, fifteen of which have been completed. The Company is actively marketing its homes in eight communities; Castle Pines North, Pier Point, Writer Ridge II, SummerHill, NorthPark, Peninsula, SouthPark, and Settler's Village (1996 Opening), all located in metropolitan Denver.

The following table summarizes information with respect to all of the Company's current residential communities.



                                                                                                      Current or
                                  Date  Units In             Under  Construction                      Projected
                                                             -----  ------------
                                Opened    Master   Units     Under     Not Under  Units Not           Base Price
                              for Sale      Plan  Closed  Contract      Contract    Started  Models   Range
                              --------      ----  ------  --------      --------    -------  ------   -----
PROJECT

SOUTHPARK

  Single Family                   1982       269     269         0             0          0       0

  Townhomes:

    Colony                        1982       411     411         0             0          0       0


    Wildwood (5)                  1982       273     266         2             4          0       1    $145,990-
                                                                                                        $172,990

    Peninsula                     1992        98      46         8             9         33       2    $275,990-
                                                                                                        $298,550

GREENBROOK

  Townhomes (1)                   1983       222     121         0             0        101       0


NORTHPARK

  Single Family:

    Executive                     1983       258     258         0             0          0       0


    Village                       1986       163     163         0             0          0       0

    New Single Family (5)         1992        55      43         7             4          0       1    $165,950-
                                                                                                        $187,950

  Townhomes (4)                   1984       457     260         6            15        170       6    $135,950-
                                                                                                        $159,950




CASTLE PINES
NORTH

  Single Family:

    Royal Hill  (2)               1985       271     154        10             4        100       3    $228,550-
                                                                                                        $260,750

    Kings Crossing (2)            1985       284     101         6             5        169       3    $274,950-
                                                                                                        $327,950

    KnightsBridge (2) (3)         1985       122      66         7             8         39       2    $185,550-
                                                                                                        $207,750
Townhomes                        to be
                            determined       199       0         0             0        199       0        to be
                                                                                                      determined

HIGHLANDS RANCH
  Single Family:

    Writer Ridge                  1990       100     100         0             0          0       0


    Writer Ridge II               1993        52      30         4             7          9       2    $192,550-
                                                                                                        $230,550

    SummerHill                    1993        74      40         3            10         18       3    $160,950-
                                                                                                        $189,950
  Townhomes
    Settler's Village (3)         1995        72       0         0            11         58       3    $142,950-
                                                                                                        $162,550

PIER POINT

  Townhomes                       1993        46      33         9             3          0       1    $134,950-
                                              --      --         -             -          -       -
                                                                                                        $152,950


Total as of
December 31, 1995                          3,426   2,361        62            80        896      27
                                           -----   -----        --            --        ---      --


------------------------------------------------------
(1)  This property is not being actively developed.
(2)  There will be some mix of product line within certain development tracts.
(3)  These models opened in 1996.
(4)  Three of these models will be sold in 1996.
(5)  These models will be marketed 1996.

OPERATIONS - The Company utilizes its staff, outside consultants and subcontractors as necessary to accomplish all stages of development and sale including acquisition of land, land use planning and development, building design, construction, marketing and sales.

LAND ACQUISITION AND DEVELOPMENT - The Company currently acquires options on land which it intends to develop in order to further explore the suitability of the property. The Company typically engages outside consultants to verify market expectations. They provide marketing studies which address factors such as product design and pricing, target market location, population growth patterns, and zoning suitability. The Company's staff prepares preliminary cost estimates, land and site layouts, and obtains environmental and regulatory approvals. The staff also designs preliminary roads, sewers, water, and drainage layouts and other community amenities, in concert with independent engineers.

The Company currently has an inventory of unplatted land and land under development sufficient for planned construction activities for the near future. As an additional source of lots for construction, the Company enters into purchase agreements for developed sites.

The Company designs its residential communities to complement the characteristics of the land and the surrounding area to create an appealing environment. Internal staff determines the type and mix of houses suitable for the property, evaluates traffic patterns, designs roadways, recreational areas and greenbelts. Physical development, including paving of streets, grading of home sites and underground installation of utilities, is generally performed by subcontractors under fixed price contracts, which are competitively bid, and supervised by in-house staff.

The Company is subject to regulation by various state and local authorities, including those administering zoning and land subdivision ordinances. Certain matters require agency approval and the Company's homes are subject to inspection by local building departments during construction. The Company believes that its relationships with the municipalities and agencies having jurisdiction over its properties are excellent. The Company historically has experienced little difficulty in obtaining the necessary permits for developing its properties. Some local municipalities have attempted to limit growth through allocations of building permits or water and sewer taps. The Company has not been directly impacted by these measures to date but may be in the future.

LAND ACQUISITION AND DEVELOPMENT FINANCING - The Company currently acquires development financing through lending relationships with financial institutions or other institutional lenders. In 1995, the Company's development activities at the Castle Pines North and Settler's Village projects were financed through these traditional banking relationships.

Traditional financing relationships were not available to the Company during the late 1980's and early 1990's because of financial and real estate market conditions and the operating losses which the Company had experienced. In response, the Company developed financing (or refinancing) sources for its land development including borrowings from related parties and borrowings requiring profit interest participations. These non-traditional sources include: 1) borrowings from non-affiliated entities other than financial institutions, including real estate investment trusts, corporations and individual investors; 2) borrowings from non-affiliates who have participated a portion of their loan to affiliates of the Company; and 3) borrowings from affiliates.

The Company has agreed to share its profits from the sale of homes within certain projects acquired, refinanced and/or developed with funds borrowed from the non-institutional financing sources mentioned in the preceding paragraph. This cost of sharing profits is being recorded as a financing cost to the Company. These arrangements have also included payments to the lenders in the form of commitment fees, or in some cases payments to mortgage brokers who have assisted the Company in obtaining the financing. See additional discussion at Item 13, Certain Relationships and Related Transactions. With the improved performance of the Company and the real estate market and because more traditional lenders have entered the market, the Company has consummated financings which do not require profit sharing interest payments.

HOME CONSTRUCTION - The Company typically completes construction of its homes in 80 to 120 working days, depending on the complexity of the model. On-site construction is performed by subcontractors and overseen by the Company's project supervisors. Most subcontract work is performed under fixed price contracts, which usually cover both labor and materials. Cost savings are sought through the use of quality standard materials and components, building on contiguous sites, standardization of available options, limiting certain types of options and efficient use of land. The Company has many long standing relationships with its subcontractors and believes that these relationships contribute to cost and production efficiencies. The Company continually considers design innovations in its house plans, most of which were developed internally and refined over the years.

CONSTRUCTION FINANCING - The Company currently obtains the majority of its construction financing under revolving lines of credit or guidance lines of credit with local and national banks. These agreements provide for some lot purchases and substantially all material and outside labor costs incurred in the construction of residences. In addition, certain agreements provide model home financing and allow a specific number of speculative homes to be built. The balance of the Company's work in process is financed through several smaller lenders each of which will allow a certain number of speculative and presold homes. The term of the facilities require annual renewals, commitment fees of 0.5% to 1.5%, and bear interest generally at prime plus 1% to prime plus 1.5%.

During 1994 and 1993, the Company financed the majority of its construction by securing individual or small groups of loans for presold units with a minimal amount of speculative unit financing available. Generally these construction loans required higher commitment fees and higher interest rates than current institutional loan commitments. The Company has approximately $24,400,000 available from institutional and non-institutional financing sources for construction financing as of December 31, 1995.

MARKETING AND SALES - The Company markets its planned residential communities to middle and upper middle income purchasers through Company employed, on-site, commissioned salespersons. Many of the Company's sales involve co-operative commission arrangements with an independent real estate broker. The Company advertises in the print media, uses various types of signage, including billboards, and maintains model home complexes at its communities to assist sales efforts. In 1995 the Company expanded its advertising media to include television and radio; however because of the relatively high cost of these medias the Company does not anticipate that they will be used extensively in the future. Prospective purchasers execute contracts for the Company's homes, making a down payment of $2,000 to $5,000 which is forfeited if the home is not purchased for any reasons other than failure to obtain financing or resolution of other contingencies in the contract.

CUSTOMER FINANCING - The Company has identified mortgage lenders which are available for buyers to use which it feels are capable of providing timely and professional services at competitive rates. The Company does not require any specific permanent financing relationship to be used by buyers. This practice allows the Company to focus on its primary marketing objective of home sales. Most buyers obtain long term loans with down payments ranging from 5 to 30% of the purchase price. In order to facilitate certain transactions, the Company provides credits against the purchase price of up to 2% which can be used by purchasers to obtain financing for their homes.

OTHER FACTORS - Interest rates are a significant factor that impact the real estate development and home building industry. Interest rates affect construction and financing costs and rates directly impact the number of purchasers who are willing to buy houses and who qualify for mortgage financing.

Most raw materials the Company uses are readily available and are carried by major suppliers. During 1993 the Company was affected by unusual inflation costs related to lumber purchases, but these markets have been relatively stable since 1993.

In 1993 the State of Colorado adopted a constitutional amendment which limits the increases in taxes which can be imposed by State and local governments.
This has caused some jurisdictions to impose higher fees and introduce new fees. Typically the fees are added costs of construction ultimately increasing sales prices to the buying public. See additional discussion at Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

NEW PROJECTS

The Company has maintained its ownership of approximately 575 lots in its Castle Pines North project, even though it was not actively marketed from 1991 through the fourth quarter of 1994, because of the financial uncertainty of the Castle Pines North Metropolitan District ("District") which provides water and sewer services to the project. The District completed a reorganization in June 1994 at which time the project was reopened. The Company's efforts during the balance of

1994 were directed to development of lots, including those necessary for a new model complex for the Company's Kings Crossing and Royal Hill product lines, in finalizing individual housing designs and in gearing up production capabilities. New financing was obtained for both home construction and lot development. The Company opened a new model complex in April of 1995 and sold 41 homes through December 31, 1995. In February of 1996 the Company opened an additional model complex for the Knights Bridge product line. Through March 15, 1996 an additional 27 homes had been sold at the re-opened project.

During 1994, the Company reassessed the planned use of a multi-family parcel and a 38 lot single family parcel at its NorthPark project. The Company replatted the parcel for townhome use, obtained approval of the revised plat from the City of Westminster, Colorado and is developing 176 townhome sites.
Construction of the model complex is presently under way, and full scale marketing will begin in April of 1996. This will be the last development parcel within the Northpark community.

In June 1994, the Company entered into a land purchase option agreement to acquire 22 acres of raw land in Highlands Ranch. In June of 1995, the first one third of the parcel was acquired and development initiated. The Company obtained loans from two affiliates totaling $276,000 which were used for the initial down payment on the $550,000 purchase price. The $276,000 advance was repaid from proceeds of the Company's 1995 Private Placement of common stock. See additional discussion at Item 13, Certain Relationships and Related Transactions. This land is being developed for the construction of Settler's Village, a 197 unit townhome community. Commensurate with the purchase of the ground, the Company entered into a financing relationship with one of its existing lenders through which the necessary development financing for Phase I of the project was obtained. In addition, this same lender has extended the Company a $3,500,000 construction line of credit for development of the model complex and construction of pre-sold and speculative units. Model construction should be completed in April of 1996.

PRIVATE PLACEMENT OF COMMON STOCK

During the second quarter of 1995, the Company offered to private investors 2,000,000 shares of its common stock at $1.50 per share. In total 1,637,516 shares of stock were issued through this private placement with 1,530,003 shares subscribed as of December 31, 1995 and the balance subscribed in 1996. Through this offering the Company raised $2,380,000 of new working capital. An underwriting fee was paid in 1996 by issuing 51,180 shares of the Company's common stock. See additional discussion at Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

EXTINGUISHMENT OF DEBT

On June 22, 1995 the Company entered into an agreement with one of its lenders by which approximately $2,756,000 in outstanding unsecured debt was satisfied for $750,000 cash payment which resulted in an extraordinary gain before tax of approximately $2,000,000. The Company made the payment with proceeds of the common stock offering discussed above. In addition, under the terms of a previous restructuring agreement, the Company was obligated to this lender for stock appreciation rights on 500,000 shares of the Company's common stock which was also satisfied in full upon final payment to the lender in August of 1995.

DISCONTINUED OPERATIONS

In 1983 the Company formed a limited-purpose subsidiary, Writer Financial Corporation (WFC) to provide mortgage loans to the Company's customers. Substantially all of the loans and related assets and liabilities of WFC were disposed of during 1993 and its operations were discontinued.

TREASURY STOCK RETIREMENT

Pursuant to a recently promulgated statute, which requires Colorado corporations to treat treasury stock as shares that have been returned to the status of authorized but unissued, the Company eliminated the treasury stock it previously carried as a reduction of equity. See Item 14; Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

EMPLOYEES

As of December 31, 1995 the Company had 77 full time, including 5 in executive positions, 15 in sales activities, 41 in planning, construction or development activities, 11 in administrative activities, 5 involved in property management, and 4 part-time employees.. The Company considers its employee relations to be good and none of the Company's employees are unionized.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Company currently operates in one industry segment, the residential real estate development and homebuilding industry.

ITEM 2.  PROPERTIES.

The Company's principal offices are located at 27 Inverness Drive East, Englewood, Colorado 80112, in an 11,800 square foot building owned by the Company.

The Company owns various parcels of real estate in metropolitan Denver which it holds for development as residential property. These residential properties are addressed in further detail in Item 1 above.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is involved in various legal matters of a nature incidental to its business which in the opinion of management should not have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock is traded over-the-counter under the symbol WRTC.
The following table presents the "low estimated offer"and "high estimated bid" quotations (as supplied by the National Quotation Bureau, Inc.) and dividend information for the Company. The approximate number of holders of record of the Company's common stock as of March 15, 1996 was 400.

STOCK PRICE AND DIVIDENDS

                                                       Dividends Paid
        1995                      High        Low        Per Share
        ----                      ----        ---        ---------
        First Quarter           $ 1.88      $ 1.25         None
        Second Quarter            1.75        1.25         None
        Third Quarter             2.13        1.50         None
        Fourth Quarter            1.88         .88         None

        1994
        ----
        First Quarter           $ 2.66      $ 2.44         None
        Second Quarter            2.56        1.94         None
        Third Quarter             2.19        2.06         None
        Fourth Quarter            1.94        1.69         None

ITEM 6.  SELECTED FINANCIAL DATA.

The selected financial and other data of the Company set forth below should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto included elsewhere in this Form 10-K.


Dollar amounts in thousands other
than per share data                                    1995                 1994          1993           1992             1991
                                                       ----                 ----          ----           ----             ----
Revenues                                           $31,960              $36,126       $26,800        $13,505          $11,881
Net income (loss) from continuing
operations                                       $(316,000)          $1,233,000     $(664,000)     $(925,000)     $(4,072,000)

Net income (loss) from continuing
operations per share                                 $(.05)                $.21         $(.13)         $(.19)           $(.93)

Net income (loss) (1)(2)                            $1,121               $1,233         ($388)        $7,266           $7,077

Net income (loss) per share (1)(2)                   $0.18                $0.21        ($0.08)         $1.50            $1.61

Weighted average shares
outstanding                                      6,322,800            5,974,300     5,258,900      4,837,900        4,400,400

Dividends paid per share                               -0-                  -0-           -0-            -0-              -0-

Total assets                                       $41,070              $41,851       $36,637        $43,474          $48,072

Notes payable                                      $22,419              $25,937       $21,713        $31,224          $42,224



---------------------------------------
(1) These amounts include operations of the Company's discontinued commercial segment, and the extraordinary gains of $1,437,000, $8,422,000, and $11,269,000 recorded during 1995, 1992, and 1991, respectively.

(2) These amounts include the gain on the disposal of net assets of discontinued operations of $299,000, net of taxes of $89,000 during 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

The Company's results for 1995 were significantly and positively impacted by gains realized on the extinguishment of debt. These gains totaled approximately $2,160,000 before income tax effect. The Company had a loss from residential operations of $1,199,000 versus an operating profit of $805,000 in the prior year. These losses were due primarily to lower sales volume, price concessions dictated by the Denver housing market and carrying costs attributable to substantial completed but unsold inventory. The Company's operating income improved during the fourth quarter of 1995 resulting in a reduction of the third quarter year to date loss of approximately $300,000. See discussion in this item at Liquidity and Capital Resources.

The Company closed 164, 207, and 176 homes during the years ended December 31, 1995, 1994 and 1993, respectively. The impact of the 21% decrease in units closed from 1994 to 1995 was partially offset with a 12% increase in average selling price, resulting in a $4,166,000 or 12% decrease in revenue for 1995 compared to 1994. The Company's revenue decrease reflects the overall drop in the new home sales level in the metropolitan Denver area which decreased by 22% during the first five months of 1995 versus 1994. The results for 1995 also reflect the negative impact on new orders which the rise in interest rates during the fourth quarter of 1994 had on the Company's sales effort. Increased competition from national and regional builders led to price concessions at many competing projects and at some of the Company's projects where market share was being impacted. The lack of new orders in the first half of the year translated to fewer than expected closings in the second half of 1995. During this period the Company focused on reducing speculative inventory by providing additional incentives to the buyer, which impacted gross profit margins.

During the second half of 1995, the overall market improved significantly narrowing the decrease in the number of units started to 97% of the previous year. Part of this overall improvement was caused by stabilizing interest rates. The Company's sales performance improved during the year and it finished 1995 with a backlog which was approximately 83% higher than the backlog at January 1, 1995, i.e., the Company's backlog increased by 36 units or $8,400,000. The opening of the new model complex at Castle Pines North coupled with improvement in long term mortgage rates assisted the Company in increasing sales and its backlog throughout the year.

Revenues in 1994 increased by $9,326,000 or 35% as compared to 1993. The increase in 1994 was due to additional sales and closings stemming from the Company's expanding operations and an increase in the average sales price. The sales effort in 1994 was enhanced by the Company's ability to obtain adequate levels of construction financing which allowed the Company to start homes on a more consistent basis, for the first time in several years.

The average sales price per house was $194,878, $174,522, and $152,270 for 1995, 1994 and 1993, respectively. The change in average sales price reflects the change in the mix of townhome, single family and cluster homes sold during the periods coupled with some increase in selling prices driven by demand or cost increases for some of the Company's product. The table below illustrates this mix.

Closings                                    Townhomes        Single Family    Cluster Homes    Total
                                            ---------        -------------    -------------    -----
Year ended December 31, 1995                       97                   51               16      164

Year ended December 31, 1994                      123                   70               14      207

Year ended December 31, 1993                      109                   51               16      176


In 1995, cost of sales decreased, by $2,450,000 or approximately 8.5%. This decrease, coupled with the previously discussed revenue decrease, negatively impacted gross profit by $1,717,000. Gross profit was $5,645,000 or 17.7% of
sales revenue.   As discussed above, the liquidation of speculative inventory during the year via discounting and incentive programs is primarily responsible for the lower gross profit margins compared to prior periods. Management believes these steps were necessary during the first half of 1995 to decrease the Company's work-in-process inventory of speculative units.

Cost of sales increased $6,846,000 or 31% in 1994 from 1993. The increase correlates to the increases in the number of sales for the respective years. Cost of sales in 1994 did not rise in the same proportion as revenue due to economies of scale earned with the increased production of homes. This resulted in gross profit margins of 20%, and 18% for the years ended December 31, 1994, and 1993, respectively.

In 1995, the Company's sales and marketing expenses increased by $209,000. As a percentage of revenue the expenses were 10%, an increase of 2% over 1994. The completion of the Castle Pines North models and their associated costs for interest, taxes, maintenance and depreciation of model furnishings was a contributing factor to the increase. In addition, product advertising was more cost intensive due to the inclusion of radio and television ads in the overall marketing strategy.

In the prior periods, internal commissions and broker co-op commissions, the Company's most significant sales and marketing expenses, increased consistently with higher closing levels. Overall sales and marketing costs increased $833,000 and $941,000 in 1994 and 1993, respectively, as compared to the prior year. As a percentage of revenue, marketing was 8% for both 1994 and 1993. The increases during 1993 and 1994 also reflect higher model home costs, more product advertising and company-wide name recognition advertising in an effort to perpetuate the rise in the number of sales per year.

In 1995, general and administrative expenses decreased by $128,000 or 7% over the same costs in 1994. As a percentage of revenue they were similar to prior years at approximately 5%. During 1995 the Company had a staff reduction aimed at effectively matching expected costs with lower revenue expectations.

General and administrative expenses decreased $257,000 during 1994 and increased $134,000 in 1993. The increase in 1993 reflects staffing increases commensurate with increasing production capacity. Both the increase in 1993 and the decrease in 1994 are reflective of expense fluctuations related to the resolution of the Castle Pines North Metropolitan District
bankruptcy.   The Company continues to closely monitor all overhead categories in order to achieve as efficient an operation as possible.

During the years ended December 31, 1995, 1994 and 1993 interest of $3,693,000, $3,668,000 and $2,941,000, respectively, was incurred of which $1,668,000, $1,815,000 and $1,039,000, respectively, was capitalized. In 1995 the Company expensed approximately $206,000 more interest than in 1994. The Company follows a policy of expensing (versus capitalizing to inventory) interest attributable to inventory assets that are essentially ready for sale. As previously discussed, the Company's completed speculatory inventory was high during the first half of 1995 which increased the balance of assets which did not qualify for capitalization. There was not a significant change in interest expensed between 1993 and 1994 which is reflective of higher debt levels and higher interest rates in 1994 offset by higher work-in-process inventory levels that qualified for interest capitalization.

The increase in interest and other income in 1994 over 1993 reflects the combined impact of increases in several items including property management fees collected from a related party, interest income, rental income generated by leasing completed homes at the Company's Castle Pines North community and other miscellaneous nonrecurring items. The Company discontinued leasing these units during third quarter of 1994, when the project was reopened, which accounts for a decrease in income during 1995.

FINANCIAL CONDITION

At December 31, 1995 the Company had 142 homes under production ranging from foundation staking to final completion as compared to 188 at December 31, 1994. The decrease in the total number of units contributed to the decrease in the carrying value of homes under construction of $2,286,000. In addition, the Company had more homes that were substantially complete but were unsold as of December 31, 1994.

Backlog was 66 and 36 at December 31, 1995 and 1994, respectively. During the last quarter of 1995 the Company experienced an increase in backlog of 20 units compared to the last quarter of 1994. The Company's backlog at March 15, 1996 was 98 homes. Improvement in backlog is due primarily to an increase in sales at the Company's Castle Pines North community as well as improvement in the Metro Denver housing market.

During 1995, the Company recorded 194 new orders, net of cancellations, a portion of which will close in 1996, representing a 15% increase over the 1994 new orders of 169 units. At December 31, 1995 and 1994, the Company's work-in-process included a mix as follows:

WORK IN PROCESS INVENTORY

Year Ended Dec. 31          Presold     Speculative          Total
------------------------------------------------------------------
       1995                     66              76            142
       1994                     36             152            188

During 1995, the Company opened six models at the Castle Pines North project which were started in 1994. This increase in assets was offset by the sale of five completed models at other projects.

Land and land development increased by $3,512,000 because the Company was aggressively developing lots in Castle Pines North, and to a lesser extent at the Peninsula and Northpark projects.
Unplatted land decreased as a new filing at Northpark was put into development.

Cash and cash equivalents as of December 31, 1995 had increased slightly over 1994. The Company historically experiences temporary increases in cash and cash equivalents at year end as a result of closings which predominantly occur at the end of each period. In order to sustain the Company's recent growth a substantial portion of its available cash is used in its operations with any excess used to reduce its liabilities to subcontractors, suppliers and lenders.

The decrease in restricted cash as of December 31, 1995 reflects the use of cash previously escrowed for land development pursuant to land agreements. In addition, restricted cash that supported a letter of credit issued by a lender to insure the completion of certain development work was released and used for development because a new letter of credit was issued by a new lender who did not require cash collateral.

The decrease in other assets is due to the application of a deposit on a parcel of raw land on which was purchased in 1995.

DISCONTINUED FINANCING OPERATIONS.

On December 29, 1993 the Company sold substantially all of the assets and assigned all of the related liabilities of its principal financial subsidiary to the entity which previously administered the Company's mortgage and bond program. Proceeds of $1,100,000 in cash were received and a resulting gain of $299,000, net of income taxes of $89,000, was recorded. This sale divested the Company of a majority of its mortgage assets. The sale of the mortgages caused the Company to recognize an additional $4,465,000 of taxable income in 1993. The Company utilized its tax net operating loss carry forward to offset the taxes associated with this sale; however, this loss carry forward was not available to offset the alternative minimum taxes which were payable from this transaction.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity and capital resources were enhanced during 1995 by the recently completed private placement of common stock. However, due to the lack of consistently profitable operations, the Company continues to stretch its cash resources. In addition, the Company continues to devote cash resources to increase its land development activities in order to increase land inventory and provide building sites for its construction operations at lower cost levels.

During 1995, the following transactions were completed, each providing a positive impact on the Company's liquidity and capital resources.

    During the second quarter of 1995, the Company offered 2,000,000 shares of its common stock to private investors. Through this offering the Company raised $2,380,000 of new working capital. An underwriting fee was paid in 1996 by issuing 51,180 shares of the Company's common stock. In total 1,637,516 shares of stock were issued through this private placement with 1,530,003 shares subscribed, at December 31, 1995 and the balance subscribed, in 1996.

    Four of the Company's directors participated in the offering; George S. Writer, Jr. ($300,000), Robert G. Tointon, through his affiliated company, Phelps-Tointon, Inc., ($200,000), John Crosland, Jr. ($150,000), and Louis
    P. Bansbach, III ($100,000). The balance of the stock purchase was by investors which were unaffiliated with the Company.

    In June of 1995, the Company entered into a short term borrowing arrangement with George S. Writer, Jr., and Robert G. Tointon, through his affiliated company, Phelps-Tointon, Inc., whereby each advanced $138,000 which was used to purchase a parcel of land to be developed into the Company's Settler's Village townhome project. These notes were repaid through the private placement offering as the debt was exchanged for shares as repayment. Their additional stock purchases were made with cash.

    In February of 1995, the Company consummated a new $4,100,000 land loan with a financial institution. Proceeds from the new loan were used to repay a $2,447,000 obligation outstanding at December 31, 1994 at a discount which resulted in a gain of $153,000, net of related costs. The balance of the loan commitment is being used for lot development, water and sewer tap purchases, and interest payments. This facility is non-revolving except for the water and sewer tap portion, bears interest at prime plus 1.5% and matures in three years. In addition to this land loan, the lender committed to a $5,000,000 revolving construction facility for use at the Company's Castle Pines North project. Both facilities are secured by Deeds of Trust on that project. The development facility was modified and increased in August 1995 to accommodate additional lot development. The construction facility was modified and increased to $7,000,000 in March, 1996 to accommodate the sales activity at Castle Pines North.

    In April of 1995, the Company made the final payment on the land refinancing and development debt used to develop its Southpark project.
    The additional cash flows generated from sales allowed the Company to repay some unrelated debt which carried a 12% interest rate.

    On June 22, 1995 the Company entered into an agreement with another of its lenders by which approximately $2,756,000 in outstanding unsecured debt was satisfied by a $750,000 cash payment which resulted in an extraordinary gain before tax of approximately $2,006,000. The Company made the payment with proceeds of the common stock offering discussed above. In addition, under the terms of a previous restructuring agreement, the Company was obligated to this lender for stock appreciation rights on 500,000 shares of the Company's common stock which was also satisfied in full upon final payment to the lender in August of 1995.

    In July of 1995, the Company renewed its $12 million credit facility with a national lender which was originally earmarked for its Castle Pines North development. The renewal allows the Company to use the facility in several of its other projects, as well as Castle Pines North.

    In September of 1995, the Company finalized a $4.4 million commitment for financing the development and construction of the Company's new townhome community, Settler's Village.

    Effective December 31, 1995, the Company modified a $1,000,000 loan agreement with a lender which will allow the Company to pay in lower monthly installments the previously required annual installments including the $125,000 principal reduction which was due on December 31, 1995.


It has been difficult for the Company to obtain development financing from traditional sources such as financial institutions. In response the Company has secured financing from non-traditional sources including affiliates, real estate investment trusts, individuals and corporations. These development lending relationships carried additional interest payments calculated 1) as a percentage of "defined" net profits from the project financed, typically at 50%, or 2) as a per lot fee of $1,600 to $2,000, due at the time the house was transferred to a third party. These profit sharing arrangements, reflected as interest cost, have contributed to strained cash flow and have increased the Company's average cost of funds.

In addition, some of the non-traditional development credit facilities, which included proceeds used to pay off or refinance debt associated with the Company's existing projects, were not sufficient to complete all development at certain projects. Therefore the Company supplemented the development loans with cash generated from operations in order to accelerate or sustain the development of lots.

In response to its cash flow problems the Company modified three of its development loan agreements. Each of the modifications continue to enhance the Company's liquidity. During the first quarter of 1994 the Company modified its development loan agreement with Company affiliates related to its Peninsula project. This modification included a provision by which the lender deferred its profit participation while $800,000 of cash was accumulated and reserved for future development activities on this project. This change was necessary to ensure that adequate development financing would be available based on the Company's estimates of the cost to complete. The original agreement required an accelerated distribution of cash flow in that the lender would receive 75% of the cash flow and the Company would receive 25% until the lenders' initial advance of $3.5 million had been repaid. Under the modification, profits and losses are being split equally. The deferred profit participation is being repaid to the lender as houses are closed. At December 31, 1995, $160,000 of this amount remains due to the lenders.

During December 1994, the Company renegotiated its development obligation related to its NorthPark project. The original obligation, scheduled to mature in January 1995, was extended to January 1, 1998. In addition, the lender agreed to increase the overall loan commitment by $2,782,000, which reflected the estimated remaining development costs. The majority of the increase is being used to finance the development of the replatted townhome site previously discussed. In exchange, the release payment due to the lender upon sale of a lot was increased and the Company has agreed to extend the $1,600 per lot additional interest payment to include closings from the replatted parcel. These payments will replace the $175,000 additional interest payment associated with the multifamily parcel which was replatted.

In 1993 the Company modified and extended its development loan for the Pier Point project. This modification increased the overall commitment by $265,000. This loan matures on October 1, 1996. Based on current absorption levels the Company will retire this debt in 1996.

Management believes that the modifications discussed above and the new development loans are sufficient to provide an adequate supply of lots for building throughout 1996.

The Company's borrowing capacity for construction of homes improved during 1994 when the Company negotiated two significant revolving lines of credit. These two facilities continue to provide the Company $17,000,000 of funding to start a defined number of speculative homes as well as a significant number of presold homes without the time lag and administrative burden associated with smaller facilities. The Company plans to continue to use the small to medium sized lenders to supplement its revolving lines of credit. At December 31, 1995, the Company had $24,400,000 of unused commitments available for construction purposes.

On June 16, 1994, a court-approved reorganization plan for the Castle Pines North Metropolitan District which provides water and sewer services to one of the Company's projects became effective. Under the terms of the reorganization plan, the Company has entered into a tap purchase agreement which will require the Company to purchase 330 taps at a minimum rate of 40 taps per calendar year beginning in 1994. The price of the taps will range from $13,000 to $17,500 depending on when they are purchased. The Company has completed its required purchase for 1994 and 1995. The funding for these taps can be provided by the $4,100,000 land loan previously discussed or funded through the projects construction facility.

Working capital constraints will continue unless the Company sustains profitable operations. In order for the Company to maintain profitability several factors affecting operations need to be considered, some of which are outside the Company's control. They include, but are not limited to, continued stability in market demand, lack of dramatic interest rate increases, and continued enhancement of sales and production levels, coupled with ongoing cost containment programs. Continued improvement in operating results and or some combination of additional equity or debt will be necessary if the Company is to maintain all of its obligations on a current basis, and continue to expand its operations.

                                       PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS

Name, Age, and Other                 Period Served as Director and Business
Positions, if any, with Registrant   Experience During Past 5 Years
----------------------------------   ------------------------------

George S. Writer, Jr., 60            Chief Executive Officer, Chairman of the
Chief Executive Officer,             Board since 1964.  Elected as director
Chairman of the Board of Directors   in 1961.

Roland Seidler, Jr., 67              Elected a director in 1971.  Mr. Seidler
                                     is the Chairman and Chief Executive
                                     Officer of The   Seidler Companies
                                     Incorporated, a Los Angeles  based
                                     investment banking firm. Mr. Seidler also is a member of the Boards of Directors for First Business Bank and First Business
                                     Corporation.

Ronald S. Loser, 62                  Elected a director in 1973.  Secretary
Secretary                            of The Writer Corporation since its
                                     inception.  Mr. Loser is a Principal of
                                     Brega & Winters, P.C., a Denver law firm.

Deane J. Writer, Jr., 62             Elected a director in 1975.  Since January
                                     1992  Mr. Writer has been an account
                                     executive with HRH Insurance, a national insurance agency. Prior to that he was the owner of The Writer Agency, since
                                     1956.

Louis P. Bansbach, III, 55           Elected a director in 1989.  Mr. Bansbach
                                     is President of Columbine Realty, Inc.,
                                     and a Director of United Bancorp of
                                     Wyoming.

Robert G. Tointon, 62                Elected a director in 1992.  President and
                                     Chief Executive Officer of Phelps-
                                     Tointon, Inc. a  manufacturer of
                                     structural and architectural pre- stress components, detention equipment, safes, and architectural woodwork. Mr. Tointon is also a director of Public Service
                                     Company of Colorado.

Patrick D. Broe, 48                  Elected a director in 1992.  President and
                                     Chief Executive Officer of the Broe
                                     Companies, Inc. a diversified holding
                                     company based in Denver, Colorado.

John Crosland Jr., 67                Appointed director in November, 1995.
                                     Chairman of the Crosland Group, a real
                                     estate development company headquartered in Charlotte, NC, since 1986. Mr.
                                     Crosland was appointed a Life Director of the National Association of Home Builders
                                     (NAHB) in 1968, and serves as a Trustee to the NAHB Mortgage Finance Committee. Mr.
                                     Crosland also serves as a director for
                                     First Union National Bank of North
                                     Carolina and Summit Properties of
                                     Charlotte, North Carolina.

DIRECTORS FEES AND TRANSACTIONS - Since 1990 no director fees have been paid to any director.

In 1995, 1994 and 1993, Brega and Winters, the law firm in which Ronald S. Loser is a principal, was paid attorneys' fees. Additionally, insurance is placed with a company with which Mr. Deane J. Writer, Jr. is employed and receives a commission. The Company places substantially all of its insurance coverage through this agency. In the opinion of management, the amounts charged in these transactions are less than or comparable to charges which would have been made by unaffiliated parties. Deane J. Writer, Jr. is a first cousin of George S. Writer, Jr.

Executive Officers - Set forth below are the names, ages and offices held by each of the executive officers of the Company.

NAME AND AGE                    POSITIONS HELD AND BUSINESS EXPERIENCE DURING
                                PAST 5 YEARS
------------                    --------------------------------------

George S. Writer, Jr., 60       Chief Executive Officer, Chairman of the Board
                                of Directors of The Writer Corporation since
                                1964.

Ronald J. Benkert, 42           President and Chief Operating Officer since
                                February 1996. From January 1995 to January
                                1996, Mr. Benkert served as President of
                                Williamsburg Properties, Inc., a residential homebuilder based in Cincinnati, Ohio. From
                                November, 1979 to October 1994, Mr. Benkert worked for Zaring Homes Inc., a publicly traded regional developer and homebuilder based in Cincinnati, Ohio. Mr. Benkert served as
                                President of Zaring from December 1989 to
                                October 1994.

Robert R. Reid, 47              Senior Vice President Operations since August
                                1992. Mr. Reid has been employed by the Company since 1977 and served as Vice
                                President-Construction, Vice President-
                                Southwest Region, Construction Manager and
                                Project Manager prior to his present position.

Daniel J. Nickless, 40          Senior Vice President, Chief Financial Officer
                                and Treasurer since June 1994. Mr. Nickless served as Vice President of Finance and Treasurer from July 1993 to June 1994, and Vice
                                President Controller since November 1989.  Mr.
                                Nickless joined the Company as Controller in February 1989.

Derrell Schreiner, 42           Vice President of Construction since July 1993
                                and also serves as the Company's Safety
                                Officer. Mr. Schreiner has been employed by the Company since 1985 and served as Construction Manager and as a project superintendent prior to his present position.

Michael L. Frederick, 49        Sales Manager since September 1995.  Prior to
                                joining the Company full time, Mr. Frederick served as a consultant to the Company working in homeowner relations and sales and marketing since September 1994. Mr. Frederick is a retired United States Air Force Lt. Colonel.

The Company is not aware of any officer, director or holder of 10% or more of its securities which has failed to comply with the reporting requirements under
Section 16, of the Securities Exchange Act of 1934.

ITEM 11.  EXECUTIVE COMPENSATION.

The information in the following table is given as to the Company's Chief Executive Officer. No other executive officer of the Corporation received total remuneration from the corporation and its subsidiaries of more than $100,000 during the three years ended December 31, 1995.

                              SUMMARY COMPENSATION TABLE
                                 Annual Compensation
--------------------------------------------------------------------------------

Name and Principal                                               Other Annual
  Position                     Year         Salary      Bonus   Compensation(1)
George S. Writer, Jr.         1995       $100,800      $-0-      $257,661
Chief Executive Officer       1994        100,800       -0-       (69,561)
                              1993         99,400       -0-       146,413

--------------------------------------------------------------------------------

(1) Amounts disclosed represent earnings or losses on the individual vested portion of the Company qualified profit sharing retirement plan account balances during the years presented. The Company has not made contributions to this plan since 1987.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

As of March 1, 1996, to the knowledge of the Company, the following persons owned beneficially and of record more than 5 percent of the Company's common stock:

                  Name and Address of         Amount and Nature of   Percent
Title of Class    Beneficial Owner            Beneficial Ownership   Of Class
--------------    ----------------            --------------------   --------
Common Stock     George S. Writer, Jr.(1)         1,377,475          18.7%
                 Littleton, Colorado

Common Stock     Phelps-Tointon, Inc.(2)          1,220,666          16.6%
                 Greeley, Colorado

Common Stock     Polaris Capital Corporation(3)     549,384           7.5%
                 Denver, Colorado

-------------------------
(1)              Control person of the Company.
(2) Phelps-Tointon, Inc. is a company which is partly owned by Robert G. Tointon, one of the Company's directors.
(3) Polaris Capital Corp. is wholly-owned by Patrick D. Broe, one of the Company's directors.

Security Ownership of Management - The following information indicates the common stock of the Company beneficially owned, directly or indirectly, by all directors and executive officers of the Company as of March 1, 1996.

                                             Amount and Nature of     Percent
                           Title of Class    Beneficiary Ownership    of Class
                           --------------    ---------------------    --------
George S. Writer, Jr.     Common Stock         1,377,475              18.7%
Robert G. Tointon (1)     Common Stock         1,220,666              16.6%
Patrick D. Broe (2)       Common Stock           549,384               7.5%
Louis P. Bansbach, III    Common Stock           225,238               3.1%
Deane J. Writer, Jr.      Common Stock           209,000               2.8%
Roland Seidler, Jr.       Common Stock           186,474(3)            2.5%
John Crosland, Jr.        Common Stock           160,000               2.2%
Daniel J. Nickless        Common Stock            25,710               (4)
Robert R. Reid            Common Stock            25,430               (4)
Ronald S. Loser           Common Stock            11,900               (4)
Derrell Schreiner         Common Stock             5,000               (4)

All Directors &
Officers as a group (11)  Common Stock         3,996,277              55.02%

  (1)Reflects shares held by Phelps-Tointon, Inc., of which Mr. Tointon is the President and part owner.
  (2)Reflects shares held by Polaris Capital Corp., a company owned by Mr. Broe, for which he also serves as President.
  (3)Does not include shares in varying amounts owned as a market maker by a broker-dealer with which Mr. Seidler is affiliated.
  (4)Less than 1% of shares outstanding.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The following information is furnished with respect to certain transactions in which the amount involved exceeded $60,000 and which involved an officer, director, beneficial holder of more than five percent of the voting stock of the Company or a person or entity affiliated with such persons.

Certain of the Company's officers and directors, directly and indirectly, provided financial assistance to the Company in several transactions through December 31, 1995.

COMMON STOCK PURCHASE - During the second quarter of 1995, the Company initiated and subsequently completed a private placement of its common stock. Four of the Company's directors participated in the offering; George S. Writer, Jr., ($300,000), Robert G. Tointon, through his affiliated company, Phelps-Tointon, Inc., ($200,000), John Crosland, Jr., ($150,000), and Louis P. Bansbach, III, ($100,000).

LAND ACQUISITION LOAN - On June 30, 1995, the Company entered into a short term borrowing arrangement with George S. Writer, Jr., $138,000, and Robert G. Tointon, through his affiliated company, Phelps-Tointon, Inc., $138,000, by which these amounts were advanced to the Company and used to purchase a parcel of land to be developed into the Company's Settler's Village townhome project. These notes were repaid through the private placement offering as the debt was exchanged for shares as repayment. Their additional stock purchases were made with cash.

SUBDIVISION LOAN PARTICIPATIONS - On January 14, 1992 the Company executed a loan agreement with a real estate investment trust under which $1,500,000 was committed to the Company. George S. Writer, Jr. and Roland Seidler, Jr. participated in this transaction by advancing 20% of the committed funds and will receive 20% of the loan payments, including 20% of a $1,600 per lot additional interest payment. This loan bears interest at 14% and was restructured to include an additional funding commitment which will allow the Company to finish planned development at another of the Company's projects, and matures on January 1, 1998. Principal is due as homes are closed and interest is payable monthly.

On March 11, 1993, the Company completed an acquisition of 46 townhome lots. The acquisition financing of $500,000 as well as a development commitment of $320,000 was obtained from this same real estate investment trust. Again, directors of the Company including George S. Writer, Jr., Louis P. Bansbach, III, Roland Seidler, Jr. and a company affiliated with Robert G. Tointon committed $150,000 as a participation in this loan. The loan bears interest at 12% and matures on October 31, 1996. Principal is due as lots are sold and interest is payable monthly.

PENINSULA ACQUISITION AND DEVELOPMENT FINANCING - On August 12, 1992 the Company acquired 22 acres of vacant ground from its Chairman and Chief Executive Officer George S. Writer, Jr. The land was transferred at Mr. Writer's out-of-pocket cost which included amounts for interest, taxes, land planning and engineering, plus an amount equal to the remaining debt owed by Mr. Writer on the property. The purchase price was $1,500,000. The acquisition was financed by several affiliates of the Company including George S. Writer, Jr. ($300,000), Roland Seidler, Jr. ($150,000), Phelps-Tointon, Inc. ($525,000), Institutional Holdings, Inc., a company owned by Patrick D. Broe ($150,000), Louis P. Bansbach III ($225,000) and a non-affiliate who contributed $150,000. The same affiliates have funded an additional $2,000,000 for development financing under the same percentages as the acquisition funds. Both the acquisition and development funds bear interest at 10% and have a maturity date of July 31, 1996.

During 1994 the Company modified this agreement. The modification includes a provision by which the lender has deferred its profit participation while $800,000 of cash was accumulated to use in development activities on this project. These funds have been employed. The original agreement required an accelerated distribution of cash flow in that the lender would receive 75% of the cash flow and the Company would receive 25% until the lenders' initial advance of $3,500,000 million had been repaid. Under the modification, profits and losses are split equally. The deferred profit participation is being repaid to the lender as houses are closed. At December 31, 1995 $160,000 remained outstanding to the lenders.

FOUNDATION LOANS - On March 19, 1993 the Company entered into a loan agreement with four affiliates of the Company under which it borrowed $300,000 which is being used to construct foundations for the Company's inventory of homes. The loans bear interest at 12% and mature on April 1, 1996. The affiliates included George S. Writer, Jr. ($100,000), Institutional Holdings, Inc. ($100,000), Roland Seidler, Jr. ($50,000) and Phelps-Tointon, Inc. ($50,000). In January, 1994, the Company entered into a modification agreement by which the foundation loan fund was increased to $600,000. The increase was provided by George S. Writer, Jr. ($100,000) and Phelps-Tointon, Inc. ($200,000) and all other terms and conditions of the note remained the same. The Company has renewed this facility and in March 1995, Mr. Writer ($50,000) and Mr. Tointon ($50,000) purchased Institutional Holdings, Inc. interest. During 1995, the Company repaid $300,000 of these borrowings in equal proportions to each lender.

UNSECURED ADVANCES - During 1989 and 1990 George S. Writer, Jr. advanced an additional $155,500 for working capital purposes to the Company either personally or through a corporation which he owns. These advances are unsecured, non-interest bearing and are due on demand. At December 31, 1995, approximately $126,800 was owed to Mr. Writer as a result of these advances.

WORKING CAPITAL LOAN AND STOCK SUBSCRIPTION AGREEMENT - On February 14, 1992 the Company entered into a loan with a corporation affiliated with Mr. Robert Tointon, who became one of the Company's directors on March 12, 1992. Under the terms of the loan agreement $175,000 of working capital was advanced to the Company. The advance bears interest at 10% per annum payable monthly. The loan has been renewed and matures on February 14, 1997.

SERIES 1993 A CONVERTIBLE UNSECURED PROMISSORY NOTES - The Company currently has outstanding unsecured convertible debt of $1,000,000 held by Phelps-Tointon, Inc. in the amount of $500,000; George S. Writer, Jr. in the amount of $312,500; Polaris Capital Corp. $100,000; Roland Seidler, Jr., in the amount of $87,500. The convertible debt can be converted into stock at $3.00 of unpaid principal at any time prior to the maturity date of the note which is September 30, 1997. Interest on the debt accrues at prime plus 1-1/2% and is paid monthly.

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

   a)  1.  Financial Statements:
              The following consolidated financial statements of The Writer Corporation and its subsidiaries are included in Part II, Item 8:

   The Writer Corporation and subsidiaries Consolidated Financial Statements:

                                                                         Page

   Independent Auditors' Report. . . . . . . . . . . . . . . . . . . .   F-1
   Consolidated Balance Sheets as of December 31, 1995 and 1994. . . .   F-2
   Consolidated Statements of Operations for the years ended
        December 31, 1995, 1994 and 1993 . . . . . . . . . . . . . . .   F-4
   Consolidated Statements of Stockholders' Equity for
       the years ended December 31, 1995, 1994 and 1993. . . . . . . .   F-5
   Consolidated Statements of Cash Flows for the years ended
       December 31, 1995, 1994 and 1993. . . . . . . . . . . . . . . .   F-6
   Notes to Consolidated Financial Statements  . . . . . . . . . . . .   F-7

All schedules and separate financial statements of the registrant are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

   a)  3.  Exhibits:
           Exhibits No.
           ------------

              22   Parent and subsidiaries of the registrant

   b)      Reports on Form 8-K:  None

   c)      Exhibits Required by Item 601 of Regulation S-K:

           (3) Articles of Incorporation and Bylaws - Exhibits 4(a) and 4(b) to the Company's Registration Statement on Form S-2, Commission File No. 2-81816 are incorporated by reference.

                   THE WRITER CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED FINANCIAL STATEMENTS FOR THE
                   YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                   AND INDEPENDENT AUDITORS' REPORT

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of The Writer Corporation:

We have audited the accompanying consolidated balance sheets of The Writer Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Writer Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP

Denver, Colorado
March 22, 1996

THE WRITER CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1995 AND 1994
--------------------------------------------------------------------------------



ASSETS                                                    1995          1994
RESIDENTIAL REAL ESTATE HELD FOR SALE, NET
 (Notes 3 and 8):
 Homes under construction                            $15,279,000   $17,565,000
 Model homes and furnishings, less
 accumulated depreciation of $621,000 and $318,000     4,865,000     5,070,000
 Land and land development                            11,978,000     8,466,000
 Unplatted land                                        5,883,000     7,380,000
                                                     -----------    ----------


              Total                                   38,005,000    38,481,000
                                                     -----------   -----------


OFFICE PROPERTY AND EQUIPMENT, less
 accumulated depreciation of $1,049,000
 and $949,000  (Note 3)                                  649,000       507,000
                                                     -----------   -----------



OTHER ASSETS:
 Cash and cash equivalents                             1,409,000     1,305,000
 Restricted cash                                          40,000       286,000
 Accounts receivable                                     251,000       192,000
 Other                                                   399,000       795,000
 Deferred tax asset (Note 4)                             317,000       285,000
                                                     -----------    ----------


              Total                                    2,416,000     2,863,000
                                                     -----------    ----------


TOTAL                                                $41,070,000   $41,851,000
                                                     -----------   -----------
                                                     -----------   -----------

                                                                     (Continued)


THE WRITER CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1995 AND 1994
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY 1995 1994
LIABILITIES:
 Notes payable (Note 3):
   Construction, including $1,644,000 and $2,277,000
     to related parties                                  $12,031,000    $12,836,000
   Land, including $2,722,000 and $3,467,000
    to related parties                                     8,011,000      7,896,000
   Other, including $1,175,000 and $1,175,000
    to related parties                                     2,377,000      5,205,000
                                                         -----------    -----------

        Total                                             22,419,000     25,937,000
                                                         -----------    -----------
Other liabilities:
Accounts payable and accrued expenses                      5,587,000      6,356,000
Accrued interest                                             527,00         442,000
                                                         -----------    -----------

        Total                                              6,114,000      6,798,000
                                                         -----------    -----------


COMMITMENTS AND CONTINGENCIES (Notes 3, 5 and 8)

STOCKHOLDERS' EQUITY (Notes 3 and 5):
 Common stock, $.10 par value; 10,000,000 shares
 authorized; 7,247,100 and 5,713,800 shares issued
 and outstanding                                             725,000        571,000
 Additional paid-in capital                               12,279,000     10,133,000
 Accumulated deficit                                        (467,000)    (1,588,000)
                                                         -----------    -----------
        Stockholders' equity, net                         12,537,000      9,116,000
                                                         -----------    -----------
 TOTAL                                                   $41,070,000    $41,851,000
                                                         -----------    -----------
                                                         -----------    -----------

See notes to consolidated financial statements.

                                                                    (Concluded)



THE WRITER CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
--------------------------------------------------------------------------------

                                                              1995           1994           1993
RESIDENTIAL OPERATIONS:
 Revenues                                                $31,960,000    $36,126,000    $26,800,000
                                                         ------------   ------------   -----------
 Costs and expenses:
   Cost of sales                                          26,315,000     28,764,000     21,918,000
   Sales and marketing                                     3,210,000      3,001,000      2,168,000
   General and administrative                              1,609,000      1,737,000      1,994,000
   Interest (Note 3)                                       2,025,000      1,819,000      1,851,000
                                                         ------------   ------------   ------------
         Total                                            33,159,000     35,321,000     27,931,000
                                                         ------------   ------------   ------------

         Income (loss) from residential operations        (1,199,000)       805,000     (1,131,000)

INTEREST AND OTHER INCOME, NET                               169,000        363,000        247,000
                                                         ------------   ------------   ------------
INCOME (LOSS) BEFORE INCOME TAXES                         (1,030,000)     1,168,000       (884,000)
INCOME TAX BENEFIT (Note 4)                                  714,000         65,000        220,000
                                                         ------------    ------------   ------------
INCOME (LOSS) FROM CONTINUING
 OPERATIONS                                                 (316,000)     1,233,000       (664,000)
                                                         ------------   ------------   ------------
                                                         ------------   ------------   ------------
DISCONTINUED FINANCIAL
 OPERATIONS, NET (Note 6):                                                                 276,000
                                                         ------------   ------------   ------------
INCOME (LOSS) BEFORE
EXTRAORDINARY ITEM                                          (316,000)     1,233,000       (388,000)

EXTRAORDINARY ITEM - Gain on
  extinguishment of debt, net of income
  taxes of $722,000 (Note 3)                               1,437,000
                                                         -------------  ------------   ------------

NET INCOME (LOSS)                                        $ 1,121,000    $ 1,233,000    $  (388,000)
                                                         ------------   ------------   ------------
                                                         ------------   ------------   ------------

                                                                                                       (Continued)


THE WRITER CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
--------------------------------------------------------------------------------


                                                             1995            1994          1993

EARNINGS (LOSS) PER SHARE (Note 7):
 Primary
   Continuing operations                                 $      (.05)    $      .21     $     (.13)
   Discontinued operations                                                                     .05
   Extraordinary item                                           0.23
                                                          ------------   -----------    -----------

   Net income (loss)                                     $       .18     $      .21     $     (.08)
                                                          ------------   -----------    -----------
                                                          ------------   -----------    -----------

Fully Diluted
   Continuing operations                                 $      (.05)    $      .20     $     (.11)
   Discontinued operations                                                                     .05
   Extraordinary item                                            .22
                                                          ------------   -----------    -----------


   Net income (loss)                                     $       .17     $      .20     $     (.06)
                                                          ------------   -----------    -----------
                                                          ------------   -----------    -----------


WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING
   Primary                                                 6,322,800      5,794,300      5,258,900
                                                          ------------   -----------    -----------
                                                          ------------   -----------    -----------
   Fully Diluted                                           6,664,500      6,136,000      5,600,600
                                                          ------------   -----------    -----------
                                                          ------------   -----------    -----------


See notes to consolidated financial statements.

                                                                                                       (Concluded)

THE WRITER CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
--------------------------------------------------------------------------------


                                                                ADDITIONAL
                                           COMMON STOCK          PAID-IN     ACCUMULATED       TREASURY STOCK
                                         SHARES       AMOUNT     CAPITAL       DEFICIT      SHARES        AMOUNT
BALANCE, JANUARY 1, 1993               5,145,400    $515,000  $11,084,000  $(2,433,000)    245,000    $ 2,043,000

Issuance of common stock (Note 5)        795,900      79,000    1,054,000

Net loss                                                                      (388,000)
                                       ----------   ---------  -----------  -----------    --------    -----------

BALANCE, DECEMBER 31, 1993             5,941,300     594,000   12,138,000   (2,821,000)    245,000      2,043,000

Issuance of common stock                  17,500       2,000       13,000
Retirement of treasury stock (Note 2)   (245,000)    (25,000)  (2,018,000)                (245,000)    (2,043,000)

Net income                                                                   1,233,000
                                       ----------   ---------  -----------  -----------    --------    -----------

BALANCE, DECEMBER 31, 1994             5,713,800     571,000   10,133,000   (1,588,000)          0              0

Private placement of common
stock (Note 5)                         1,530,000     153,000    2,142,000

Other issuance of common stock             3,300       1,000        4,000

Net income                                                                   1,121,000
                                       ----------   ---------  -----------  -----------    --------    -----------

BALANCE, DECEMBER 31, 1995             7,247,100    $725,000  $12,279,000   $ (467,000)          0     $        0
                                       ----------   ---------  -----------  -----------    --------    -----------
                                       ----------   ---------  -----------  -----------    --------    -----------

See notes to consolidated financial statements



THE WRITER CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
--------------------------------------------------------------------------------


                                                                   1995           1994           1993
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                             $ 1,121,000    $ 1,233,000    $  (388,000)
 Adjustments to reconcile net income (loss)
   to net cash used in operating activities:
   Gain on sale of net assets of financial operations                                           (388,000)
   Gain on debt extinguishmen                                   (1,437,000)
   Depreciation and amortization                                   516,000        356,000        156,000
   Deferred income tax benefit                                    (754,000)       (65,000)      (220,000)
   Changes in operating assets and liabilities:
         Homes under construction                                2,286,000     (6,471,000)    (6,300,000)
         Model homes and furnishings                              (208,000)    (1,714,000)    (1,698,000)
         Land and land development                              (3,512,000)     1,781,000         36,000
         Unplatted land                                          1,497,000        (42,000)       755,000
         Restricted cash                                           246,000       (277,000)        70,000
         Other assets                                              337,000       (157,000)       848,000
         Accounts payable and accrued expenses                    (684,000)      (258,000)     1,929,000
                                                               ------------   ------------   ------------
            Net cash used in operating activities                 (592,000)    (5,614,000)    (5,200,000)
                                                               ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Principal payments received on mortgage loans                                                 6,579,000
 Proceeds from sale of net assets of financial operations                                      1,100,000
 Purchases of office property and equipment                       (245,000)       (56,000)       (60,000)
                                                               ------------   ------------   ------------
            Net cash provided by (used in)
              investing activities                                (245,000)       (56,000)     7,619,000
                                                               ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on mortgage backed bonds payable                                          (6,386,000)
 Proceeds from notes payable                                    21,745,000     20,604,000     15,460,000
 Proceeds from notes payable from related parties                1,203,000      5,096,000      5,136,000
 Principal payments and other reductions on notes payable      (21,727,000)   (17,529,000)   (12,894,000)
 Principal payments and other reductions on notes payable
   to related parties                                           (2,580,000)    (3,947,000)    (2,855,000)
 Proceeds from sale of common stock                              2,300,000         15,000      1,133,000
                                                               ------------   ------------   ------------

            Net cash provided by (used in)
              financing activities                                 941,000      4,239,000       (406,000)
                                                               ------------   ------------   ------------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                  104,000     (1,431,000)     2,013,000

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                     1,305,000      2,736,000        723,000
                                                               ------------   ------------   ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                         $ 1,409,000    $ 1,305,000    $ 2,736,000
                                                               ------------   ------------   ------------
                                                               ------------   ------------   ------------

See notes to consolidated financial statements.


THE WRITER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
--------------------------------------------------------------------------------

1.  ORGANIZATION AND BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

    The Writer Corporation (the Company) is a developer and builder of planned residential communities in the Denver, Colorado metropolitan area. The accompanying consolidated financial statements of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

    Prior to 1995, the Company experienced difficulties in securing sufficient development financing which contributed to the ongoing effort of maintaining adequate levels of working capital to allow the Company to reach sustained levels of profitability. Management believes that the Company's current financing arrangements are sufficient to provide an adequate supply of lots for building. However, working capital shortages are expected to continue until consistent levels of profitability are sustained. In order for the Company to reach and maintain consistent levels of profitability, several factors will affect operations, some of which are outside the Company's control. They include continued stability in market demand, lack of dramatic interest rate increases, and continued increases in sales and production levels, coupled with ongoing cost containment programs. Management believes it has excellent relationships established with its current lenders and expects these relationships to continue; however, all of the Company's construction facilities require annual renewals. To a great extent these renewals will be dependant on the future performance of the Company. Management does not believe that these factors will significantly impact the Company's ability to operate as the Company has initiated an aggressive sales program for its diversified product and has favorable relationships with lenders and subcontractors. Continued improvement in operating results and some combination of additional equity or debt will be necessary, however, if the Company is to maintain all of its obligations on a current basis and continue to expand its operations.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amount of revenue and expenses during the reporting period. Actual results could differ from those estimates.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Residential real estate sales and cost of sales are recorded at the time of closing. Cost of sales includes land and land development costs, direct and indirect construction costs, capitalized interest and taxes and estimated warranty costs.

    Costs of unplatted land are transferred to land and land development as each development plat is filed, according to the estimated value of the acreage in that filing in relation to the estimated value of the total project. Land and land development costs are prorated to homes under construction based on total estimated costs to complete each filing and the number of home sites in the filing.

    Real estate held for sale is recorded at the lower of cost or net realizable value. Net realizable value is determined based on the Company's plans for development and build out of each project, and is computed using estimated sales prices less estimated costs to complete (which includes interest capitalized during the period of development) and costs to sell the project. Net realizable value does not necessarily represent the current sales prices that the Company or a secured lender could obtain from third parties for such properties and projects at their current stage of development.

    In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF (SFAS No. 121). SFAS No. 121 requires companies to evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If a long-lived asset is identified as impaired, the value of the asset must be reduced to its fair value. The Company's residential real estate would be considered long-lived assets under this pronouncement. This statement is effective for fiscal years beginning after December 15, 1995. The Company will adopt this statement in 1996. The Company has not completed its analysis of the potential effects of implementing this new standard, but management believes its implementation will not have any significant adverse effect on the financial condition or results of operations of the Company.

    Office property and equipment and model home furnishings are recorded at cost. Depreciation is provided principally by the straight-line method over estimated useful lives ranging from three to thirty years. The Company does not depreciate model homes because estimated future sales prices are expected to exceed cost.

    The Company considers all unrestricted, highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

    Certain reclassifications have been made to the 1994 and 1993 financial statements to conform to the presentation used in 1995. The most significant reclassification results from the 1994 changes to the Colorado Business Corporation Law which provides that all shares of a company that have been reacquired are considered authorized but unissued shares. As a result, $2,043,000, which represents the cost of 245,000 reacquired shares, has been reclassified as a reduction of common stock and additional paid-in capital as of December 31, 1995. No shares of the Company's common stock were reacquired in 1995.

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which will be effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.

3.  NOTES PAYABLE

    CONSTRUCTION - Construction notes payable consist of the following at December 31:


         DESCRIPTION                        1995             1994
    Banks                              $10,387,000         $10,559,000
    Related parties                      1,644,000           2,277,000
                                       ------------        -----------

    Total                              $12,031,000         $12,836,000
                                       ------------        -----------
                                       ------------        -----------

    The Company has construction financing arrangements with various banks and related parties. The borrowings generally bear interest at rates ranging from prime (8.5% at December 31, 1995) plus 1% to prime plus 4.0% and are collateralized by residential real estate. Principal and interest are generally due upon sale of the respective collateral and the financing arrangements are generally renewed in the ordinary course of business.

    During 1995 and 1994, the Company obtained three new revolving lines of credit to be used for construction purposes. These lines allow the Company to finance a defined number of speculative homes and an unlimited number of presold homes as long as the total amount of the commitment is not exceeded. The Company's other construction facilities are commitments on individual houses. At December 31, 1995, the Company has total construction commitments available of $24,468,000, including $71,000 from related parties.

    LAND - Notes payable related to unplatted land, land and land development at December 31 consist of the following:


         DESCRIPTION                                  1995           1994
    Interest at prime + 1.5% payable monthly       $3,545,000

    Interest at varying rates payable monthly                     $2,447,000

    Payable to related parties and other            2,219,000      2,824,000

    Interest at 14%, collateralized by
      residential real estate                         898,000        890,000

    Payable to related parties, interest at 12%       725,000        725,000

    Interest at prime + 1.5% payable monthly          361,000

    Interest at 12% payable monthly,
      collateralized by residential real estate       263,000        666,000

    Payable to related parties, interest at 12%                      200,000

    Interest at 10%, collateralized by
      residential real estate                                        144,000
                                                   ----------     ----------

    Total                                          $8,011,000     $7,896,000
                                                   ----------     ----------
                                                   ----------     ----------


    In February 1995, the Company consummated a new $4,100,000 land loan with a financial institution. The loan bears interest at prime plus 1.5%, matures February 28, 1998 and is secured by residential real estate. A portion of the proceeds from this new facility were used to pay off the $2,447,000 debt obligation at December 31, 1994, which was due in 1995, and resulted in an extraordinary gain of $153,000. At December 31, 1995, the Company had $3,545,000 outstanding under this loan. The balance of the commitment has been used to fund lot development, model home furnishings, water tap purchases and interest payments.

    The land notes payable of $2,219,000 and $2,824,000 at December 31, 1995 and 1994 represent borrowings from members of the board of directors or companies controlled by members of the board and an unrelated entity. The loans bear interest at 10%, mature July 31, 1996 and are collateralized by residential real estate. The agreement provides the lenders with additional interest in the form of a participation payment of 50% of the adjusted profit of the project, as defined. Principal and interest payments are due as the underlying collateral is sold.

    At December 31, 1995 and 1994, the Company had $898,000 and $890,000, respectively, outstanding related to a loan agreement with a real estate investment trust. The loan bears interest at 14%, is secured by residential real estate, and was originally due January 1995. The original agreement provided the lender with additional interest in the form of a participation payment of $1,600 per lot as homes were closed and $175,000 when the multifamily ground at this project was sold. During 1994, the Company renegotiated this agreement to extend the maturity date to January 1, 1998. In addition, the Company was able to obtain additional financing to replat and develop the multifamily ground for townhouse use. The $1,600 per lot participation payment was retained and the $175,000 participation payment was replaced with a similar $1,600 per lot payment as townhomes are closed. Principal is payable as the underlying collateral is sold and interest is payable monthly. Two of the Company's directors are participating lenders in this real estate investment trust. The directors' participation is subordinate to the interests of the real estate investment trust. The directors' interest represented 20% of the original note.

    As a part of the bond restructuring for a special district which provides services to one of the Company's projects, the Company was required to pay past due property taxes in the amount of $725,000. Financing for the payment of these taxes was provided by certain members of the board of directors or companies controlled by members of the board of directors. This obligation bears interest at 12%, is due April 1, 1997 and is collateralized by residential real estate.

    At December 31, 1995 and 1994, the Company had $263,000 and $666,000 of principal remaining on a land note. The note matures on November1, 1996 and bears interest at 12%. A reserve was established to fund the first $55,000 of interest due on the note; thereafter, interest is due monthly. Principal payments and additional interest of $2,000 per lot are due as the underlying collateral is sold. Certain members of the board of directors and a company controlled by a director are participating lenders in this transaction. The directors' interest represented 18% of the original note.

    During 1992, the Company entered into a lending agreement and issued nonnegotiable promissory notes for $1,800,000 secured by residential real estate, bearing interest at 10% and due December 31, 1996. Principal and interest payments are due as the underlying collateral is sold, subject to minimum repayment requirements. The lender is entitled to 50% of the proceeds, as defined, from the sales at this project as additional interest. In addition, the promissory note requires cumulative payments of $210,000, $630,000 and $1,260,000 on or before March 31, 1993, 1994 and
    1995, respectively.  At December 31, 1995 and 1994, $0, and $144,000
    respectively, were outstanding under this arrangement.

    At December 31, 1995, the Company had additional borrowings available under existing lender arrangements totaling $4,282,000, including $2,919,000 from related parties; all amounts available are to be used for land development.


    OTHER - Other notes payable consist of the following at December 31:

         DESCRIPTION                                                1995          1994
    Payable in varying annual amounts through 2001                             $2,756,000

    Interest at prime plus 1%, payable monthly,
     collateralized by the Company's office building            $1,062,000      1,062,000

    Payable to related parties and other, interest at prime
      plus 1%, convertible into common stock                     1,025,000      1,025,000

    Interest at 8%, unsecured, due March 1997                      115,000        187,000

    Payable to related parties, interest at 10%,
     due February 1997                                             175,000        175,000
                                                                ----------     ----------

    Total                                                       $2,377,000     $5,205,000
                                                                ----------     ----------
                                                                ----------     ----------

    The $2,756,000 note bore no interest for the first five years and interest at a rate of 7% for years six through ten. Principal payments were due in varying installments beginning December 31, 1992 with the balance due July 2001. No interest was imputed due to the undeterminable repayment terms. The note agreement was renegotiated numerous times due to the Company's inability to meet the scheduled payments.

    On June 22, 1995, the Company entered into an agreement to satisfy the $2,756,000 obligation for a $750,000 cash payment, which resulted in an extraordinary gain of $2,006,000. The cash payment was primarily made from the proceeds of the common stock offering discussed in Note 5. In addition, the Company was obligated to this lender for stock appreciation rights on 500,000 shares of the Company's common stock, which was also satisfied in full with the cash payment to the lender.

    As part of a 1992 debt restructuring, the Company executed a promissory note payable to the original lender for $1,000,000 bearing interest at prime plus 1%, due December 31, 2002, secured by the Company's office building. Effective December 31, 1995, the Company modified this note payable, which will allow the Company to pay in lower monthly installments, the previously required annual installments including the $125,000 principal reduction which was due on December 31, 1995. The outstanding balance was $1,062,000 at December 31, 1995 and 1994, respectively.

    On July 22, 1993, the Company issued $1,025,000 in unsecured convertible debt to certain members of the board of directors, a company controlled by a director, and an unrelated entity. The debt is convertible into common stock at the option of the holders at the rate of $3 of unpaid principal for each share of common stock. Purchasers have agreed not to sell any of the subscription units purchased. The obligation matures on September 30, 1997. Interest accrues at prime plus 1%, payable monthly
 .

    The debt obligations of the Company, excluding construction financing and assuming principal is paid at loan maturity, are due as follows:

    1996                                               $  2,704,000
    1997                                                  2,068,000
    1998                                                  4,929,000
    1999                                                    125,000
    2000                                                    125,000
    Thereafter                                              437,000
                                                        -----------

                                                        $10,388,000
                                                        -----------
                                                        -----------

    During the years ended December 31, 1995, 1994 and 1993, interest of $3,693,000, $3,668,000 and $2,941,000 was incurred, of which $901,000,
    $683,000 and $787,000 was from related parties. Interest totaling $1,668,000, $1,815,000 and $1,039,000 was capitalized in each of the respective years. Interest paid, net of amounts capitalized, totaled $1,941,000, $1,853,000 and $2,256,000 in 1995, 1994 and 1993, respectively.
    The weighted average interest rate for the years ended December 31, 1995, 1994 and 1993 was 14.59%, 15.35% and 14.28%, respectively.

    Fair Value - The Company used the following methods and assumptions to estimate its fair value disclosures for notes payables:

    Construction loans - Due to the short-term nature and characteristics of the Company's construction borrowings, the carrying amounts reported in the balance sheet as of December 31, 1995 approximate the fair value of the liabilities.

    Land and other -     Management has evaluated the Company's land and other
                         obligations based on rates currently available to the Company for debt with similar collateral, terms and maturities. Management has concluded that the carrying amounts reported in the balance sheet as of December 31, 1995, approximate the fair value of the obligations.

4.  INCOME TAXES

    The Company adopted SFAS No.109, "Accounting for Income Taxes" effective January 1, 1993, which requires the Company to compute deferred income taxes based on the difference between the financial statement and income tax basis of assets and liabilities and operating loss and tax credit carryforwards, using enacted tax rates. The adoption of SFAS 109 had no impact on the financial condition or results of operations of the Company as a valuation allowance was established at the date of adoption in an amount equal to the net deferred tax asset existing at that date due to uncertainties concerning its realization.



    The components of income taxes are as follows:

                                    1995             1994             1993
                                  ---------      -----------       ----------
    Current                       $  40,000
    Deferred                       (754,000)       $(65,000)       $(220,000)
                                  ----------     -----------       ----------

    Tax benefit from
    continuing operations         $ (714,000)     $(65,000)        $(220,000)
                                  -----------    ------------      ----------
                                  -----------    ------------      ----------

    The deferred income tax benefit for 1995 of $754,000 results from the change in the valuation allowance established for net deferred tax assets,
    resulting primarily from the utilization of net   operating loss
    carryforwards as a result of the gain on debt extinguishments.

    The tax effects of significant items comprising the Company's net deferred tax asset as of December 31 are as follows:


(Caption>
                                                    1995              1994
    DEFERRED TAX ASSETS:
    Residential real estate                   $2,623,000        $2,650,000
    Tax credits and net operating
      loss carryforwards                         764,000         1,112,000
    Accruals                                     177,000           177,000
    Warranty Reserve                             118,000           140,000
    Depreciation                                  42,000
    Other                                          8,000             6,000
                                             ------------     -------------
    Total                                      3,732,000         4,085,000
                                             ------------     -------------
    DEFERRED TAX LIABILITIES:

    Capitalized interest                         355,000           326,000
    Loss on sales of assets                       32,000
    Depreciation                                                    30,000
                                             ------------     -------------
                                                 345,000         3,729,000
    Valuation allowance                       (3,028,000)       (3,444,000)
                                             ------------     -------------

    Net deferred tax asset                   $   317,000      $    285,000
                                             ------------     -------------
                                             ------------     -------------

    A significant portion of the Company's deferred tax asset represents temporary differences between deductions for financial reporting and tax reporting, primarily land basis differences. As of December31, 1995, the Company remains uncertain as to the realization of the total net deferred tax asset due to its recent history of operating losses. The net change in the total valuation allowance during the years ended December31, 1995 and 1994 were reductions of $416,000 and $441,000, respectively, in response to revaluations of the results of future operations. At December31, 1995, the Company had estimated net operating loss carryforwards of $1,356,000 which expire at various dates through 2007. At December 31, 1995, the Company had estimated AMT credit carryfowards of $303,000.

    The effective tax rate does not bear a normal relationship to the expected statutory rate due to a change in the previously provided valuation allowance in 1995.

5.  COMMON STOCK

    The Company has stock option plans giving certain officers and employees the right to purchase shares of its common stock at quoted market value at date of grant. At December 31, 1995, options for 166,100 shares are exercisable at prices ranging from $.65 to $2.50 per share and 760,000 shares have been reserved under the plans. The plans allow the options to be exercised in four equal annual installments, beginning one year after the date of grant.

                                                                    NUMBER OF
                                                   PRICE              SHARES
    Options outstanding,
      January 1, 1993                         $.65 -  $1.38          503,750
    Granted                                            1.94           20,000
    Exercised                                    .65 - 1.31          (38,300)
    Forfeited                                    .65 - 1.38         (222,000)
                                                                    ---------

    Options outstanding,
      December 31, 1993                          .65 - 1.94          263,450
    Granted                                     1.69 - 2.50          133,500
    Exercised                                    .88                 (17,500)
    Forfeited                                    .88 - 1.38          (60,050)
                                                                    ---------

    Options outstanding,
      December 31, 1994                          .65 - 2.50           319,400
    Granted                                            2.00           50,000
    Forfeited                                    .65 - 2.50          (80,500)

    Options outstanding,
      December 31, 1995                        $.65 - $2.50          288,900
                                                                    ---------
                                                                    ---------

    During 1995, the Company completed a private placement of its common stock. The "best efforts" offering resulted in the sale of 1,530,000 shares at $1.50 per share. Two of the Company's directors converted short term loans to the Company, totaling $276,000, to common stock in lieu of repayment. Including this conversion, four of the Company's directors invested $750,000 in this private placement. The balance, $1,545,000, was purchased by "accredited investors" which were unaffiliated with the with the Company.

    During 1993, 667,000 shares of the Company's common stock were sold at a price of $1.50 per share to certain directors or companies controlled by directors of the Company. An additional 90,600 shares were sold to unrelated entities at prices ranging from $1.00 to $1.50 per share.


6.  DISCONTINUED FINANCIAL OPERATIONS

    Writer Financial Corporation, a wholly owned subsidiary of the Company, and its two subsidiaries held mortgage loans receivable from purchasers of homes sold by the Company and issued bonds collateralized by these mortgages. Since January1, 1988, no mortgages or bonds had been originated. On December 29, 1993, the Company sold its interests in mortgage loans of $8,333,000, other assets of $351,000 and related mortgage backed bonds payable of $7,972,000 for $1,100,000 in cash, which resulted in a gain of $299,000, net of taxes of $89,000, and transferred its remaining interest in the mortgage loans and mortgage-backed bonds to the purchaser.

    Condensed combined information on the results of discontinued operations of the financing subsidiaries is as follows:

                                                           Year Ended
                                                        December 31, 1993
    Interest income                                        $ 1,072,000
    Other income                                               108,000
    Interest expense                                        (1,124,000)
    Other expense                                              (79,000)
    Gain on disposal of net assets of discontinued
      operations net of taxes of $89,000                       299,000
                                                             -----------
    Net income                                              $  276,000
                                                             -----------
                                                             -----------

7.  EARNINGS (LOSS) PER SHARE

    Primary earnings per share was computed by dividing net income by the weighted average number of shares outstanding and, if dilutive, the effect of stock options, which are computed using the treasury method.

    Fully diluted earnings per share was computed assuming conversion of convertible debt as of the beginning of the period. Net income in calculating fully diluted earnings per share was decreased by tax affected interest incurred of $103,000, $90,000, and $35,000, for the years ended December 31, 1995, 1994 and 1993, respectively.

    The following table reflects the Company's calculation of the weighted average number of shares outstanding at December 31:


                                             1995                    1994                   1993
                               ------------------------------------------------------------------------------
                                   Primary      Fully      Primary      Fully      Primary      Fully
                                               Diluted                 Diluted                 Diluted
Weighted average number
  of common shares
  outstanding                      6,379,500  6,279,5000   5,698,500   5,698,500   5,170,800   5,170,800


Incremental shares due
  to options                          43,300      43,300      95,800      95,800      88,100      88,100


Incremental shares due
  to convertible debt                            341,700                 341,700                 341,700
                               ------------------------------------------------------------------------------
                                   6,322,800   6,664,500   5,794,300   6,136,000   5,258,900   5,600,600
                               ------------------------------------------------------------------------------
                               ------------------------------------------------------------------------------

8.  COMMITMENTS AND CONTINGENCIES AND OTHER MATTERS

On June16, 1994, a court-approved reorganization plan for a special district which provides water and sewer services to one of the Company's projects became effective. Under the terms of the reorganization plan, the Company entered into a tap purchase agreement which will require the Company to purchase 330 taps at a minimum rate of 40 taps per calendar year beginning in 1994. The price of the taps ranges from $13,000 to $17,500 depending on when they are purchased. The Company completed the required purchases of minimum taps in 1995 and 1994.

The Company is involved in various legal matters of a nature incidental to its business which, in the opinion of management, should not have a material adverse effect on the Company.

                                         *****

                                      Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                THE WRITER CORPORATION
                                     (Registrant)


/s/ George S. Writer, Jr.              /s/ Daniel J. Nickless
------------------------------------   ------------------------------------
By:  George S. Writer, Jr.             By:  Daniel J. Nickless
(Chairman of the Board of Directors,   (Sr. Vice President, Chief Financial
Principal Executive Officer)           Officer and Treasurer)


                                Date:  March 26, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ George S. Writer, Jr.              /s/ Ronald S. Loser
------------------------------------   ------------------------------------
George S. Writer, Jr., March 26, 1996  Ronald S. Loser, March 26, 1996
(Chairman of the Board of Directors    (Secretary and Director)
and Principal Executive Officer)


/s/ Deane J. Writer, Jr.               /s/ Roland Seidler, Jr.
------------------------------------   ------------------------------------
Deane J. Writer, Jr., March 26, 1996   Roland Seidler, Jr., March 26, 1996
(Director)                             (Director)

/s/ Louis P. Bansbach, III             /s/ Patrick D. Broe
------------------------------------   ------------------------------------
Louis P. Bansbach, III, March 26, 1996 Patrick D. Broe, March 26, 1996
(Director)                             (Director)

/s/ Robert G. Tointon                  /s/ John Crosland, Jr.
------------------------------------   ------------------------------------

Robert G. Tointon, March 26, 1996      John Crosland, Jr., March 26, 1996
(Director)                             (Director)

                                      Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                THE WRITER CORPORATION
                                     (Registrant)


------------------------------------   ------------------------------------
By:  George S. Writer, Jr.             By:  Daniel J. Nickless
(Chairman of the Board of Directors,   (Sr. Vice President, Chief Financial
Principal Executive Officer)           Officer and Treasurer)


                                Date:  March 26, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


------------------------------------   ------------------------------------
George S. Writer, Jr., March 26, 1996  Ronald S. Loser, March 26, 1996
(Chairman of the Board of Directors    (Secretary and Director)
and Principal Executive Officer)


------------------------------------   ------------------------------------
Deane J. Writer, Jr., March 26, 1996   Roland Seidler, Jr., March 26, 1996
(Director)                             (Director)


------------------------------------   ------------------------------------
Louis P. Bansbach, III, March 26, 1996 Patrick D. Broe, March 26, 1996
(Director)                             (Director)


------------------------------------   ------------------------------------

Robert G. Tointon, March 26, 1996      John Crosland, Jr., March 26, 1996
(Director)                             (Director)