Form 10-Q
period 1996-03-31
WRITER CORP
filed 1996-05-13
CIK 108606

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-Q

     [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1996

       [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from ______________ to _____________

                Commission file number:  0-08305

                     THE WRITER CORPORATION
     (Exact name of registrant as specified in its charter)

     COLORADO                                      84-0510478
     ----------------------------------------------------------
(State or other jurisdiction of                  (IRS Employer
incorporation or organization)                 Identification No.

     27 INVERNESS DRIVE EAST, ENGLEWOOD, COLORADO       80112
     ----------------------------------------------------------
    (Address of principal executive offices)           Zip Code

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any
amendment to Form 10-K.      X
                          -------
       APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
          PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court.   Yes          No
                                 ------       -----
             APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date.   7,354,600 shares as of
March 31, 1996

                        THE WRITER CORPORATION
                           AND SUBSIDIARIES

                                INDEX


                                                         PAGE
PART  I.  FINANCIAL INFORMATION                         NUMBER
                                                        ------
  Item 1. FINANCIAL STATEMENTS

          Consolidated Balance Sheets
          March 31, 1996 (Unaudited) and
          December 31, 1995                                 3

          Condensed Consolidated Statements
          of Operations for the three months
          ended March 31, 1996 and 1995 (Unaudited)         5

          Condensed Consolidated Statements of Cash Flows
          for the three months ended March 31, 1996 and
          1995 (Unaudited)                                  6

          Notes to Consolidated Financial Statements
           (Unaudited)                                      7

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS               8

PART II.  OTHER INFORMATION                                11

                     THE WRITER CORPORATION
                        AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS



                                              MARCH 31,       DECEMBER 31,
                                                1996              1995
                                              --------        ------------
                                            (UNAUDITED)

ASSETS

Residential Real Estate Held for Sale and
 Investment, net:

  Homes under construction                    $16,147,000      $15,279,000
  Model homes and furnishings                   5,279,000        4,865,000
  Land and land development                    10,064,000       11,978,000
  Unplatted land                                5,883,000        5,883,000
                                              -----------      -----------

     Total                                     37,373,000       38,005,000
Office Property and Equipment, less
 accumulated depreciation of $716,000 and
 $1,049,000:                                      657,000          649,000

Other Assets:
  Cash and cash equivalents                     1,175,000        1,409,000
  Restricted cash                                 215,000           40,000
  Accounts receivable                             256,000          251,000
  Deferred tax asset                              317,000          317,000
  Other                                           349,000          399,000
                                              -----------      -----------

     Total                                    $40,342,000      $41,070,000
                                              -----------      -----------
                                              -----------      -----------


                          (Continued)

                     THE WRITER CORPORATION
                        AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS



                                                MARCH 31,        DECEMBER 31,
                                                  1996               1995
                                                ---------        ------------
                                              (Unaudited)

LIABILITIES

   Notes payable                              $21,632,000        $22,419,000
   Accounts payable and accrued expenses        5,686,000          5,587,000
   Accrued interest                               526,000            527,000
                                              -----------        -----------

        Total                                  27,844,000         28,533,000

STOCKHOLDERS' EQUITY (Note B)

  Common stock, $.10 par value; authorized,
  10,000,000 shares; 7,354,600 and 7,247,100
      shares issued and outstanding               735,000            725,000
   Additional paid-in capital                  12,352,000         12,279,000
   Deficit                                       (589,000)          (467,000)
                                              -----------        -----------

        Total Stockholders' Equity, net        12,498,000         12,537,000
                                              -----------        -----------

                                              $40,342,000        $41,070,000
                                              -----------        -----------
                                              -----------        -----------


                                                                 (Concluded)




         See notes to consolidated financial statements.






                       THE WRITER CORPORATION
                           AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)



                                           FOR THE THREE MONTHS
                                              ENDED MARCH 31,

                                           1996            1995
                                           ----            ----

Residential operations:
   Revenue                             $ 8,932,000      $ 5,780,000
   Cost of sales                        (7,639,000)      (4,783,000)
   Expenses                             (1,464,000)      (1,369,000)
                                       ------------     ------------

Loss from residential operations          (171,000)        (372,000)

Interest and other income, net              49,000           55,000

Net loss before extraordinary item        (122,000)        (317,000)

Extraordinary item - gain on
 extinguishment of debt                                     153,000
                                       ------------     ------------

Net loss                               $  (122,000)       $(164,000)
                                       ------------     ------------
                                       ------------     ------------

Earnings (loss) per share:
   Continuing operations                    ($0.02)          ($0.05)
   Extraordinary item                         0.00             0 .02
                                       ------------     ------------
   Net loss                                 ($0.02)           ($0.03)
                                       ------------     ------------
                                       ------------     ------------

Weighted average number of shares
 outstanding:                            7,298,900         5,959,300



        See notes to consolidated financial statements.

                       THE WRITER CORPORATION
                          AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)


                                                     FOR THE THREE MONTHS
                                                         ENDED MARCH 31,
                                                    1996              1995
                                                    ----              ----

NET CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES:                                      $  514,000     $(1,806,000)
                                                 ----------     ------------

CASH FLOWS USED IN INVESTING ACTIVITIES-
  Purchases of office property and equipment        (44,000)        (18,000)
                                                 ----------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                     4,929,000       8,329,000
  Principal payments on notes payable            (5,716,000)     (7,029,000)
  Proceeds from the sale of common stock             83,000           2,000
                                                 ----------     ------------

  Net cash (used in) provided by financing
   activities                                      (704,000)      1,302,000
                                                 ----------     ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS          (234,000)       (522,000)
                                                 ----------     ------------

CASH AND CASH EQUIVALENTS, beginning of period    1,409,000       1,305,000
                                                 ----------     ------------

CASH AND CASH EQUIVALENTS, end of period         $1,175,000     $   783,000
                                                 ----------     ------------
                                                 ----------     ------------



                See notes to consolidated financial statements.

                          THE WRITER CORPORATION
                             AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)


A.  ACCOUNTING POLICIES:

The consolidated balance sheet as of March 31, 1996 and the related condensed consolidated statements of operations and cash flows for the three month period ended March 31, 1996 and 1995 are unaudited, but in management's opinion, include all adjustments necessary for a fair presentation of such financial statements. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements include the accounts of The Writer Corporation and its wholly owned subsidiaries (the Company). All significant intercompany transactions and balances have been eliminated in consolidation.

The financial statements should be read in conjunction with the audited Consolidated Financial Statements included in the annual report on Form 10-K for the year ended December 31, 1995. Except as described herein, the accounting policies utilized in the preparation of these financial statements are the same as those set forth in the Company's annual financial statements except as modified for interim accounting treatment.

B.  STOCKHOLDERS' EQUITY:

The Company finalized its private placement of its common stock during the first quarter of 1996. In total 1,637,516 shares of common stock were issued under the placement. In 1996, 107,513 shares of stock were issued, including 51,180 shares issued as compensation to the underwriter.

                          THE WRITER CORPORATION
                             AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION

At March 31, 1996 the Company's backlog was 87 units, an increase of 32% or 21 units over the December 31, 1995 backlog. The Company's backlog was 58 units at March 31, 1995. The change in backlog as compared to the same period in the prior year reflects the increase in new orders that the Company experienced during the fourth quarter of 1995 and the first quarter of 1996. Management believes that sales were positively impacted by the stabilization in interest rates and other market factors, including a reduction in speculative inventory levels. The increase since year end is reflective of a continued aggressive marketing strategy, market stability and the opening of new models at the Company's Castle Pines North project. Although the increase in backlog since year end is significant, the balance of homes under construction remained relatively stable increasing by 6% or $868,000. This change reflects the Company's continuing effort to reduce speculative inventory balances, and their associated debt.

Model homes and furnishings increased from year end due to the completion and opening of 2 models at the Company's Castle Pines North community, and construction in process of three models at each of two townhome projects; Settler's Village and Northpark.

The decrease in land under development from December 31, 1995 is caused by the transfer of completed lots from the land under development into homes under construction, net of the Company's ongoing development activities.

The Company's growth requires a substantial portion of its available cash to sustain its operations with any excess used to reduce its liabilities to subcontractors, suppliers and lenders. The year end cash balance reflects the impact of above average closing levels which occurred at the year end, as compared to closing levels at March 31, 1996.

The decrease in notes payable from year end is attributable to reduced inventory levels for speculative homes which were substantially complete.

The Company finalized its private placement of its common stock during the first quarter of 1996. In total 1,637,516 shares of common stock were issued under the placement. In 1996, 107,513 shares of stock were issued, including 51,180 shares issued as compensation to the underwriter. The net proceeds coupled with the Results of Operations reflected here-in represent the net change in total Stockholders' Equity.

RESULTS OF OPERATIONS

The Company closed 41 units during the three month period ended March 31, 1996, compared to 33 in the first quarter in 1995. This increased revenues
by $3,152,000 or 55% from the prior year period.   There was an increase in
average sales price from the prior year's first quarter from $175,100 to $217,900. The Company's average sales price for all of 1995 was $194,900. The increase in average sales price reflects the change in the mix of townhome, single family and cluster homes sold during the periods and an overall increase in selling prices for all of the Company's product due primarily to cost increases. The table below illustrates the Company's sales mix.

CLOSINGS                    TOWNHOMES    CLUSTER HOMES    SINGLE FAMILY   TOTAL
- --------                    ---------    -------------    -------------   -----

3 month period ended
 Mar. 31, 1996                 15             4                22           41

3 month period ended
 Mar. 31, 1995                 24             1                 8           33


Cost of sales increased by approximately $2,856,000 or by 60% from the prior year period. This resulted in a gross profit of approximately $1,293,000, an increase of $296,000 from the prior year period. As a percentage of sales, gross profit was 14.5% and 17.2%, respectively for the three months ending March 31, 1996 and 1995. The lower gross profit percentage reflects the incentives and concessions which were given to buyers to help market selected speculative inventory homes. In addition, because some unsold units remained in inventory for a longer than average time frame, (i.e., longer than presold units), more construction overhead was added to their cost and expensed at the time of sale.

Management believes that many competitors in the Company's primary marketing area have been overly aggressive in their marketing strategy in attempts to gain or simply maintain market share. This has negatively impacted margins, in all ranges of the merchant built market.

Although the Company's margins have been impacted by these market pressures as speculative inventory units were sold, management believes it can mitigate some of the margin pressure by limiting the number of new speculative inventory starts, and has done so since the second half of 1995. This is evidenced by current backlog and presold to speculative unit mixes.

As a percentage of revenue the Company's operating expenses for the comparative first quarters decreased by 8% from 24% to 16%. This improvement reflects the efficiencies garnered by higher revenues with no appreciable difference in overhead levels. Also contributing were decreases in fixed marketing costs; primarily advertising, promotion and model costs, as well as a decrease in interest expensed commensurate with the decrease in speculative inventory levels.

LIQUIDITY AND CAPITAL RESOURCES

With the finalization of the Company's private placement of common stock in the first quarter of 1996 and the non recurring gain on early extinguishment of debt recorded in 1995, the Company's current stockholders' equity is approximately $12,500,000. This results in a favorable debt to equity ratio. Notwithstanding these debt and equity levels, management is committed to its continuing cost containment program for fixed costs and intends to reduce asset levels which will assist in returning to sustained operational profitability.

In April 1996, the Company modified and increased by $2,000,000 its construction facility for the Castle Pines North project. This was necessary in order to finance the level of presold units currently in process.

In June 1996, the Company is committed, under previous agreements, to purchase the second of three parcels which will become part of its new townhome project, Settler's Village. The Company intends to finance the purchase and subsequent development thereof with one of its existing lenders, although to date has not finalized this arrangement. Based on the current activity at the project, management is optimistic but cannot guaranty that the financing will be obtained prior to the purchase date. Without separate financing, this purchase would strain the liquidity of the Company.

This proposed loan facility coupled with existing facilities the Company has are adequate to provide a continuing supply of lots for building within the Company's current projects. In addition, Management believes it has excess construction financing for planned homebuilding operations. In order for the Company to maintain consistent levels of profitability and adequate liquidity, fixed costs and all assets will continued to be scrutinized to insure they are productive. In addition, several factors affecting operations need to be considered, some of which are outside the Company's control. They include continued stability in market demand, lack of dramatic interest rate increases, and continued enhancement of sales and production levels.

                           THE WRITER CORPORATION
                              AND SUBSIDIARIES


PART II.  OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS
           None

Item 2.    CHANGES IN SECURITIES
           None

Item 3.    DEFAULTS UPON SENIOR SECURITIES
           None

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           None

Item 5.    OTHER INFORMATION

           In February 1996, the Company's Board of Directors elected Mr. Ronald J. Benkert as President and Chief Operating Officer to fill the vacancy created by the resignation of George S. Writer, Jr. Mr. Writer will continue serving with the Company in his other capacities of Chairman and Chief Executive Officer, positions he has held since 1964. Mr. Benkert brings over 16 years of homebuilding experience to the Company. He served as President of Williamsburg Properties, Inc., a residential homebuilder based in Cincinnati, Ohio from January 1995 to January 1996. From November 1979 to October 1994, Mr. Benkert worked for Zaring Homes Inc., a publicly traded regional developer and homebuilder based in Cincinnati, Ohio. Mr. Benkert served as President of Zaring from December 1989 to October 1994.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

    (b) There were no reports on Form 8-K filed for the three months ended March 31, 1996.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           THE WRITER CORPORATION
                                                (Registrant)


Date:  May 9, 1996                         /s/ Daniel J. Nickless
                                           ---------------------------
                                           By:  Daniel J. Nickless
                                           Sr. Vice President and
                                           Chief Financial Officer