Form 10-Q
period 1996-06-30
WRITER CORP
filed 1996-08-13
CIK 108606

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-Q

     [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended June 30, 1996
                                          -------------

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
   For the transition period from ___________ to __________

              Commission file number:    0-08305
                                         -------

                     THE WRITER CORPORATION
     (Exact name of registrant as specified in its charter)

            Colorado                            84-0510478
            ----------------------------------------------
(State or other jurisdiction of                (IRS Employer
 incorporation or organization)              Identification No.

27 Inverness Drive East, Englewood, Colorado              80112
- -----------------------------------------------------------------
(Address of principal executive offices)                Zip Code

                         (303) 790-2870
                         --------------
      (Registrant's telephone number, including area code)

                         Not Applicable
                         --------------
(Former name, former address and former fiscal year, if change since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant is required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X    No
                           ---      ---

Indicate by check mark if disclosure of delinquent filers
pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's
knowledge, in definitive proxy or information statements
incorporated by reference in Part III of Form 10-K or any
amendment to Form 10-K.    X
                          ---

       APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
          PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes       No
    ---      ---

             APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the
issuer's classes of common stock, as of the latest practicable
date.   7,354,600 shares as of August 9, 1996.

                        THE WRITER CORPORATION
                           AND SUBSIDIARIES

                                INDEX


                                                             Page
PART I.   FINANCIAL INFORMATION                             Number
                                                            ------
 Item 1.  FINANCIAL STATEMENTS

          Consolidated Balance Sheets
          June 30, 1996 (Unaudited) and
          December 31, 1995                                   3

          Condensed Consolidated Statements
          of Operations for the three and six months
          ended June 30, 1996 and 1995 (Unaudited)            5

          Condensed Consolidated Statements of Cash Flows
          for the six months ended June 30, 1996 and
          1995 (Unaudited)                                    6

          Notes to Consolidated Financial Statements
           (Unaudited)                                        7

 Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                 8

PART II.  OTHER INFORMATION                                  12

                            THE WRITER CORPORATION
                               AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                                            June 30,        December 31,
                                              1996              1995
                                             ------             ------
                                          (Unaudited)
ASSETS

Residential real estate held for
 sale, net:


  Homes under construction                $14,874,000        $15,279,000
  Model homes and furnishings               5,149,000          4,865,000
  Land and land development                10,814,000         11,978,000
  Unplatted land                            5,883,000          5,883,000
                                          -----------        -----------

     Total                                 36,720,000         38,005,000

Office property and equipment, less
 accumulated depreciation of $737,000
 and $1,049,000:                              671,000            649,000

Other assets:
  Cash and cash equivalents                   953,000          1,409,000
  Restricted cash                             578,000             40,000
  Accounts receivable and other assets        811,000            967,000
                                          -----------        -----------

     Total                                $39,733,000        $41,070,000
                                          -----------        -----------
                                          -----------        -----------

                                  (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                         June 30,       December 31,
                                           1996            1995
                                          ------          ------
                                       (Unaudited)

LIABILITIES

  Notes payable                        $21,079,000     $22,419,000
  Accounts payable and accrued
   expenses                              5,367,000       5,587,000
  Accrued interest                         480,000         527,000
                                       -----------     -----------

     Total                              26,926,000      28,533,000


STOCKHOLDERS' EQUITY

  Common stock, $.10 par value;
   authorized, 10,000,000 shares;
   7,354,600 and 7,247,100 shares
   issued and outstanding (Note B)         735,000         725,000
  Additional paid-in capital            12,352,000      12,279,000
  Deficit                                 (280,000)       (467,000)
                                       -----------     -----------

     Total Stockholders' Equity, net    12,807,000      12,537,000

     Total                             $39,733,000     $41,070,000
                                       -----------     -----------
                                       -----------     -----------

                                                       (Concluded)



                 See notes to consolidated financial statements.

                            THE WRITER CORPORATION
                                AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)

                                               For the Three Months         For the Six Months
                                                   Ended June 30,              Ended June 30,
                                                 1996          1995         1996           1995
                                                 ----          ----         ----           ----
Residential operations:
  Revenue                                    $10,998,000    $7,803,000    $19,930,000    $13,583,000
  Cost of sales                               (9,158,000)   (6,470,000)   (16,797,000)   (11,253,000)
  Expenses                                    (1,591,000)   (1,876,000)    (3,055,000)    (3,245,000)
                                             -----------    ----------    -----------    -----------
Income (loss) from residential operations        249,000      (543,000)        78,000       (915,000)

Interest and other income (expense), net          60,000        (5,000)       109,000         50,000
                                             -----------    ----------    -----------    -----------
Net income (loss) before extraordinary item      309,000      (548,000)       187,000       (865,000)

Extraordinary item-gain on extinguishment
of debt                                                                                     $153,000
                                             -----------    ----------    -----------    -----------
Net income (loss)                               $309,000     $(548,000)      $187,000      $(712,000)
                                             -----------    ----------    -----------    -----------
                                             -----------    ----------    -----------    -----------
Earnings (loss) per share:
  Continuing operations                            $0.04         $(.10)         $0.03          $(.15)
  Extraordinary item                                  -             -              -            0.03
                                             -----------    ----------    -----------    -----------
  Net income (loss)                                $0.04         $(.10)         $0.03          $(.12)
                                             -----------    ----------    -----------    -----------
                                             -----------    ----------    -----------    -----------

Weighted average number of shares
Outstanding                                    7,359,949     5,715,234      7,386,397      5,715,003



           See notes to consolidated financial statements.

                          THE WRITER CORPORATION
                              AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)



                                                               For the Six Months
                                                                  Ended June 30,
                                                               1996          1995
                                                               ----          ----
NET CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES:                                                $   896,000    $(1,358,000)
                                                           -----------    -----------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchases of office property and equipment                   (95,000)       (32,000)
                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                               11,251,000     13,100,000
  Principal payments on notes payable                      (12,591,000)   (12,201,000)
  Proceeds from the sale of common stock                        83,000          2,000
                                                           -----------    -----------

      Net cash provided by (used in) financing activities   (1,257,000)       901,000
                                                           -----------    -----------

NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                            (456,000)      (489,000)

CASH AND CASH EQUIVALENTS, beginning of period               1,409,000      1,305,000
                                                           -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                   $   953,000    $   816,000
                                                           -----------    -----------
                                                           -----------    -----------




           See notes to consolidated financial statements.

                         THE WRITER CORPORATION
                            AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


A.   ACCOUNTING POLICIES:

The consolidated balance sheet as of June 30, 1996, the related condensed consolidated statements of operations for the three and six month periods ended June 30, 1996 and 1995 and the related condensed consolidated statements cash flows for the six month periods ended June 30, 1996 and 1995 are unaudited, but in management's opinion, include all adjustments necessary for a fair presentation of such financial statements. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

                       THE WRITER CORPORATION
                          AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION

At June 30, 1996 the Company's backlog was 96 units, a 30 unit or 45% increase from the 66 unit backlog at December 31, 1995 and a 9 unit or 10% increase over the 87 unit backlog at March 31, 1996. The backlog at June 30, 1995 was 81 units. These increases reflect the overall stability in the market, especially in interest rates, and the Company's consistent marketing effort which has been enhanced by the opening of new models at the Castle Pines North, Highlands Ranch Settler's Village and Northpark townhome projects this year.

As discussed below the Company's average sales price continues to increase from the prior year which, when coupled with the unit increase, has significantly raised the dollar amount of sales backlog. The dollar backlog at June 30, 1996 was $20,773,000 an increase of $6,007,000 or 41% from the December 31, 1995 dollar backlog $14,766,000. The dollar backlog at March 31, 1996 was $19,321,000 and at June 30, 1995 it was $17,159,000. These increases reflect the Company's efforts to move toward a higher ratio of single family detached units versus attached townhomes notwithstanding the Company's major position in the townhome sector.

Although the Company's backlog continues to increase, the balance in homes under construction decreased from year end and from March 31, 1996 by $405,000 and $1,273,000 respectively. This is attributable to the Company's ongoing mission of effective asset utilization, focusing on quicker inventory turnover, and concern for maintaining appropriate levels of speculative inventory.

The Company's model homes and furnishings increased by $284,000 or 6% from year end. This increase reflects the aforementioned model openings net of the sales of four models and furnishings at the Company's Northpark, and Southpark projects.

The decrease in land and land development of $1,164,000 reflects the transfer of completed lots from land under development to homes under construction, net of new development expenditures.

The Company's growth requires a substantial portion of its available cash to sustain its operations with any excess used to reduce its liabilities to subcontractors, suppliers and lenders. The year end cash balance reflects the impact of above average closing levels which occurred at the year end, as compared to more typical closing levels at June 30, 1996.

The Company's restricted cash balance reflects the growth of an escrow account, established pursuant to a development loan agreement, which will be used for future tap purchases for which the Company is obligated, under its tap purchase agreement with the Castle Pines North Metropolitan District. This District provides the water and sewer services to the Company's Castle Pines North project. This fund had a $296,000 balance at June 30, 1996.

In addition the Company maintains a $300,000 restricted fund which is used only for foundation improvements to expedite the Company's start process. Approximately $195,000 of this fund was available for use at June 30, 1996.

The Company's other assets category decreased by $116,000 due to amortization of prepaid loan fees and insurance.

The decrease in notes payable from year end is attributable to reduced inventory levels for speculative homes which were substantially complete, and accelerated paydowns on land development debt.

The Company finalized its private placement of its common stock during the first quarter of 1996. In total 1,637,516 shares of common stock were issued under the placement. In 1996, 107,513 shares of stock were issued, including 51,180 shares issued as compensation to the underwriter. The net proceeds coupled with the Results of Operations reflected herein represent the net change in total Stockholders' Equity.

RESULTS OF OPERATIONS

The Company closed 52 and 93 units for the three and six month periods ended June 30, 1996 as compared to 41 and 74 for the same periods in the prior year. This increased revenues by $3,195,000 or 41% and $6,347,000 or 47% over the
prior year respective periods.   For the second quarter the average sales
price was $211,500 as compared to $217,900 for the previous quarter and $194,900 for the prior full year period. The average sales price for the six month period ending June 30, 1995 was $183,600. The average increase in sales price from the prior year is due to the change in the mix of townhome, single family and cluster homes sold during the periods and an overall increase in selling prices for all of the Company's product. The table below illustrates this mix.

Closings                             Townhomes   Cluster Homes   Single Family   Total
- --------                             ---------   -------------   -------------   -----
3 month period ended June 30, 1996      17            3               32           52

3 month period ended June 30, 1995      26            5               10           41

6 month period ended June 30, 1996      32            7               54           93

6 month period ended June 30, 1995      50            6               18           74


Cost of sales increased by $2,688,000 or 42% and $5,544,000 or 49% from the comparable three and six months periods of the previous year respectively. Gross profit margins increased by $507,000 and $803,000 for the three and six month periods when compared to the prior year periods respectively.

As a percentage of sales, gross profit in the second quarter remained even at 17% with the prior year period. For the six month period ending June 30, 1996 gross profit fell by slightly more than 1% from the prior year period amount of 17%. This decrease reflects closings from the first quarter in 1996 which were typically contracted for in late 1995. During that time frame the Company experienced increased market pressure from competition willing to substantially decrease their pricing and/or provide significant incentives to their buyers. In response, some buyer incentives were offered in order to sell substantially completed speculative inventory units or accelerate initial absorption at new townhome projects.

Operating expenses decreased by $285,000 and $190,000 for the three and six month periods compared to the prior year periods. As a percentage of revenue the improvement was more significant and reflective of the ongoing cost containment programs started in 1995, coupled with the overall increase in revenues. Operating expenses were 14.5% and 15.3% of revenue for the three and six month periods versus 24.0% and

23.9% for the prior respective periods. These costs as a percentage of sales improved by 40% and 36% respectively.

The interest expense included in operating expenses was reduced by over 50% in both the three and six month results compared to the prior year. This improvement is attributable to more favorable lending terms, more qualified assets in the capitalizable pool, and the wind down of certain projects which had profit sharing participations with various development lenders.

The aforementioned factors all contributed to the substantial improvement in earnings resulting in net profit of $309,000 and $187,000 for the three and six month periods ending June 30, 1996 versus losses of $548,000 and $712,000 for the comparable prior year periods respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity has improved over the last three quarters bolstered by the completion of the private placement of common stock. This offering which generated $2,380,000 of new working capital was completed during the first quarter of 1996. In addition the Company generated $896,000 of cash from its operating activities during the last six months.

In spite of these recent improvements the Company's operations continue to utilize all of its available cash to support its growth and satisfy its ongoing obligations to subcontractors and lenders. The Company develops many of its own lots for building and because the Company cannot finance 100% of these development costs, there is an ongoing need to contribute equity to these activities. Landscaping and some other townhome development is typically completed after the closing of homes and therefore the Company is precluded from requesting loan funds from its lenders for these costs. Therefore available working capital is usually re-employed into ongoing projects. With the return to profitable operations which has generated positive cash flows, the funding of these costs have become more manageable.

The Company has agreements to acquire finished sites for building homes from other developers usually on quarterly acquisition schedules. The Company cannot always obtain 100% financing to make these acquisitions and therefore some equity is also required to meet these obligations.

The Company has modified one of its land purchase agreements to delay by five months a scheduled June 30, 1996 purchase of certain land in an effort to more closely match lot availability with sales absorption. In exchange for the modification the Company will provide the Seller with an additional $25,000 nonrefundable deposit.

Management believes there is equity in many of its land positions which currently are fully encumbered in support of the Company's debt. This equity is difficult to borrow against notwithstanding the fact that it represents excess collateral value when compared to the corresponding outstanding debt.

In response to the aforementioned equity needs, the Company is investigating the potential to obtain a working capital line which would be secured by the excess equity or collateral value in its land and development holdings.

Further the Company is marketing certain land holdings which based on current absorptions and projections will not be effectively utilized for three to four years. These sales proceeds may provide the Company with additional working capital or will further reduce debt and associated interest expense.

In addition, the Company is scrutinizing all of its assets to insure effective returns can be obtained. To this end the Company has entered into a sale agreement for the corporate headquarter building. The contract is contingent on a due diligence review period but could be finalized in the third quarter. The Company expects to obtain lease space that will be more cost effective than the current ownership costs and debt service. The Company may need to supplement the sale proceeds in order to fully retire the debt for which the office building serves as collateral.

The Company's relationship with its subcontractors and lenders has continued to improve as operations have improved. The Company has more than adequate construction financing facilities in place, adequate development financing for its existing projects, and will continue to work toward better pricing from its lenders and more streamlined administrative processes in order to manage costs.

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

    (b) There were no reports on Form 8-K filed for the six months ended June 30, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     THE WRITER CORPORATION
                                          (Registrant)


Date:  August 9, 1996                By: /s/ Daniel J. Nickless
                                        --------------------------------
                                             Daniel J. Nickless
                                             Sr. Vice President and
                                             Chief Financial Officer