Form 10-Q
period 1996-09-30
WRITER CORP
filed 1996-11-12
CIK 108606

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-Q

     [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended SEPTEMBER 30, 1996

       [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from ______________ to _____________

                Commission file number: 0-08305

                     THE WRITER CORPORATION
     ------------------------------------------------------
     (Exact name of registrant as specified in its charter)

                       Colorado                           84-0510478
                       ---------------------------------------------
            (State or other jurisdiction of             (IRS Employer
             incorporation or organization)           Identification No.

      27 Inverness Drive East, Englewood, Colorado                 80112
      ------------------------------------------------------------------
        (Address of principal executive offices)                Zip Code

                         (303) 790-2870
                         --------------
      (Registrant's telephone number, including area code)

                         Not Applicable
                         --------------
(Former name, former address and former fiscal year, if change since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant is required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes /X/      No  / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendment to Form 10-K. /X/

       APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
          PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court.   Yes / /  No / /

             APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date.   7,354,600 shares as of
November 11, 1996.

                     THE WRITER CORPORATION
                        AND SUBSIDIARIES

                             INDEX


                                                             Page
PART   I.      FINANCIAL INFORMATION                        Number
                                                            ------
  Item 1. FINANCIAL STATEMENTS

          Consolidated Balance Sheets
          September 30, 1996 (Unaudited) and
          December 31, 1995                                      3

          Condensed Consolidated Statements
          of Operations for the three and nine months
          ended September 30, 1996 and 1995 (Unaudited)          5

          Condensed Consolidated Statements of Cash Flows
          for the nine months ended September 30, 1996 and
          1995 (Unaudited)                                       6

          Notes to Consolidated Financial Statements (Unaudited) 7

  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                    8

PART II.  OTHER INFORMATION                                     12

                          THE WRITER CORPORATION
                             AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS

                                               September 30,     December 31,
                                                   1996              1995
                                                   ----              ----
                                               (Unaudited)

ASSETS

Residential real estate held for sale, net:

 Homes under construction                      $14,809,000       $15,279,000
 Model homes and furnishings                     4,218,000         4,865,000
 Land and land development                       9,805,000        11,978,000
 Unplatted land                                  5,883,000         5,883,000
                                               -----------       -----------
  Total                                         34,715,000        38,005,000

Office property and equipment, less accumulated
 depreciation of $777,000 and $1,049,000:          619,000           649,000

Other assets:
 Cash and cash equivalents                       1,629,000         1,409,000
 Restricted cash                                   580,000            40,000
 Accounts receivable and other assets              924,000           967,000
                                               -----------       -----------
  Total                                        $38,467,000       $41,070,000
                                               -----------       -----------
                                               -----------       -----------
                                                                 (Continued)

              LIABILITIES AND STOCKHOLDERS' EQUITY

                                               September 30,     December 31,
                                                   1996              1995
                                                   ----              ----
                                               (Unaudited)
LIABILITIES
 Notes payable                                 $19,076,000       $22,419,000
 Accounts payable and accrued expenses           5,764,000         5,587,000
 Accrued interest                                  459,000           527,000
                                               -----------       -----------
     Total                                      25,299,000        28,533,000

STOCKHOLDERS' EQUITY

 Common stock, $.10 par value; authorized,
 10,000,000 shares; 7,354,600 and 7,247,100
 shares issued and outstanding (Note B)            735,000           725,000
 Additional paid-in capital                     12,352,000        12,279,000
 Retained Earnings (Deficit)                        81,000          (467,000)
                                               -----------       -----------
     Total Stockholders' equity, net            13,168,000        12,537,000
                                               -----------       -----------
            Total                              $38,467,000       $41,070,000
                                               -----------       -----------
                                               -----------       -----------
                                                                 (Concluded)

         See notes to consolidated financial statements.

                                THE WRITER CORPORATION
                                   AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                     For the Three Months           For the Nine Months
                                      Ended September 30,           Ended September 30,

                                     1996            1995           1996            1995
                                     ----            ----           ----            ----
Residential operations:
    Revenue                      $ 12,990,000    $ 6,742,000   $ 32,920,000    $ 20,325,000
    Cost of sales                 (10,931,000)    (5,719,000)   (27,728,000)    (16,972,000)
    Expenses                       (1,695,000)    (1,640,000)    (4,750,000)     (4,885,000)
                                 ------------    -----------   ------------    ------------
Income (loss) from residential
 operations                           364,000       (617,000)       442,000      (1,532,000)

Interest and other income, net          6,000         78,000        115,000         128,000
                                 ------------    -----------   ------------    ------------

Net income (loss) before
 income taxes                         370,000       (539,000)       557,000      (1,404,000)
Income taxes (expense) benefit         (9,000)       682,000         (9,000)        682,000
                                 ------------    -----------   ------------    ------------

Net income (loss) before
 extraordinary item                   361,000        143,000        548,000        (722,000)
Extraordinary item-gain on
 extinguishment of debt                            1,284,000                      1,437,000
                                 ------------    -----------   ------------    ------------

Net income                        $   361,000    $ 1,427,000   $    548,000    $    715,000
                                 ------------    -----------   ------------    ------------
                                 ------------    -----------   ------------    ------------


Earnings (loss) per share:
    Continuing operations         $       .05    $       .02   $        .07    $       (.12)
    Extraordinary item                      -            .20              -             .24
                                 ------------    -----------   ------------    ------------
    Net income                    $       .05    $       .22   $        .07    $        .12
                                 ------------    -----------   ------------    ------------
                                 ------------    -----------   ------------    ------------

Weighted average number of
 shares Outstanding                 7 ,383,231     6,485,400      7,367,858       5,974,600




               See notes to consolidated financial statements.

                             THE WRITER CORPORATION
                                AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                              For the Nine Months
                                                              Ended September 30,
                                                               1996         1995
                                                               ----         ----
NET CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES:                                               $  3,575,000  $ (2,369,000)
                                                          ------------  -------------
CASH FLOWS USED IN INVESTING ACTIVITIES:

    Purchases of office property and equipment                 (95,000)      (41,000)
                                                          ------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from notes payable                             18,173,000    17,255,000
    Principal payments on notes payable                    (21,516,000)  (17,811,000)
    Proceeds from the sale of common stock                      83,000     2,195,000
                                                          ------------  -------------

        Net cash provided by (used in) financing
         activities                                         (3,260,000)    1,639,000
                                                          ------------  -------------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                              220,000      (771,000)

CASH AND CASH EQUIVALENTS, beginning of period               1,409,000     1,305,000
                                                          ------------  -------------

CASH AND CASH EQUIVALENTS, end of period                  $  1,629,000  $    534,000
                                                          ------------  -------------
                                                          ------------  -------------



                 See notes to consolidated financial statements.

                               THE WRITER CORPORATION
                                  AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

A.  ACCOUNTING POLICIES:

The consolidated balance sheet as of September 30, 1996, the related condensed consolidated statements of operations for the three and nine month periods ended September 30, 1996 and 1995 and the related condensed consolidated statements of cash flows for the nine month periods ended September 30, 1996 and 1995 are unaudited, but in management's opinion, include all adjustments necessary for a fair presentation of such financial statements. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

                             THE WRITER CORPORATION
                                AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION

The Company's financial condition has remained stable throughout the first three quarters of 1996, consistent with the general marketing conditions in the greater metropolitan Denver area. The September 30, 1996 backlog was 90 units, similar to the 96 units in backlog at June 30, 1996. The backlog remains consistently higher than the December 31, 1995 backlog which was 66 units. The backlog at September 30, 1995 was 87 units.

During 1996 the Company's average sales price of closed units increased steadily from the prior year comparable period as well as from year ended December 31, 1995. These increases, coupled with the consistent unit backlog, results in the September 30, 1996 dollar backlog of $19,585,000 which represents a 33% increase over the December 31, 1995 dollar backlog of $14,766,000. The dollar backlog at September 30, 1995 consisting of 87 units was $18,886,000. These improvements reflect the Company's efforts to move toward a higher ratio of single family detached houses versus attached townhomes. Although the mix continues to move in the direction desired by the Company's management, the Company continues to maintain a relatively major position both in terms of land holdings and construction activities in the townhome sector in which it has traditionally been a market leader.

The balance in homes under construction decreased slightly by approximately $470,000 or 3.1%, which reflects the stability in the work in process inventory as well as the continued monitoring of speculative inventory homes.

Model homes and furnishings decreased by $647,000 or approximately 13%. This decrease reflects the sale of seven models at four different projects, netted with construction of two new models. This activity is consistent with the Company's desire to reduce asset levels, in order to reduce associated carrying costs and produce a higher return on assets. In addition, several of the Company's model homes are currently being offered under a sale and leaseback program which will further enhance this effort, if transactions can be consummated. At September 30, 1996, three of the sold models mentioned above have been "leased back" by the Company.

The decrease in land and land development of $2,173,000 reflects the transfer of completed lots from land development to homes under construction, net of new development expenditures. Also included in this decrease is the establishment of a $475,000 impairment loss which reflects the change in planned usage on a parcel of ground previously held for development which now is being marketed to third parties. The Company has received a contingent contract on the parcel and hopes to clear the contingencies prior to year end. This impairment loss, along with certain nonrecurring credits arising from the resolution of contingencies, are included in the cost of sales for the quarter ended September 30, 1996. (See Discussion at Results of Operations).

The Company's cash balances have increased by approximately $200,000 since year end or 15.6% which reflects a build up of cash to be used for real estate taxes and a land purchase pursuant to the Company's option agreement for its Settler's Village townhome project. It is anticipated that a portion of the purchase price will be made from the Company's equity supplemented with an outside acquisition and development loan for the second phase of this project. The quarter and prior year end cash balances also reflect the impact of the above average closing levels which occurred at the end of these periods.

The Company's restricted cash balance reflects the growth of an escrow account established pursuant to a development loan agreement which will be used to fund future tap purchases for which the Company is obligated under its tap purchase agreement with the Castle Pines North Metropolitan District.
 This District provides water and sewer services to the Company's Castle Pines North project. This fund had a balance of $378,000 as of September 30, 1996.

In addition, the Company has maintained a $300,000 restricted fund which is used only for foundation improvements in order to expedite the Company's start process. As the Company's operations have improved, the relationships with the construction lenders have also improved and the Company repaid half of the fund due to the more streamlined start process currently in place with the construction lenders. The remaining fund of $150,000 will continue to be available to the Company to expedite its start process and of this amount $93,000 was available for use at September 30, 1996.

The accounts payable and accrued expenses increased by $177,000 which
reflects the net activity of several accounts.    Those of significance
include amounts due to development lenders which were previously deferred and have been paid as cash flow improved, reserves for contingent warranty items released to income, and property taxes paid. In addition, customer earnest money deposits increased commensurate with sales activity, trade payables processed but pending construction loan funding increased as did equipment lease liabilities, which cover new computer equipment at all sales offices.

The decrease in notes payable of approximately $3,343,000 or 15.0% reflects the reduced inventory levels for speculative homes which were substantially complete in prior periods as well as the accelerated paydowns on land development debt at various projects.

The Company finalized a private placement of its common stock during the first quarter of 1996. In total 1,637,516 shares of common stock were issued under the placement. In 1996, 107,513 shares of stock were issued, including 51,180 shares issued as compensation to the underwriter. The net proceeds coupled with the results of operations reflected herein represent the net change in stockholders equity during the periods presented.

RESULTS OF OPERATIONS

The Company has recorded a 39% increase in closed units as compared to the nine month period ending September 30, 1996. The Company recorded the sale of 60 and 153 units for the three and nine month periods ended September 30, 1996 as compared to 36 and 110 units for the comparable periods in 1995. This increased revenue by $6,248,000 or 93% for the quarter and $12,595,000 or 62% for the nine months over the prior year respective periods. For the third quarter the average sales price of closed units was $216,500 as compared to $211,500 for the previous quarter and $194,900 for the year ended December 31, 1995. The average sales price for the nine months ended September 30, 1995 was $175,600. This increase in average sales price from the prior periods is due to the change in the mix of townhomes, single family and cluster homes sold, and an overall increase in selling prices for all of the Company's product. The table below illustrates this mix.

Closings                 Townhomes   Cluster Homes   Single Family   Total
--------                 ---------   -------------   -------------   -----

3 month period ended
 Sept. 30, 1996             24             6              30          60

3 month period ended
 Sept. 30, 1995             19             3              14          36

9 month period ended
 Sept. 30, 1996             56            13              84         153

9 month period ended
 Sept. 30, 1995             69             9              32         110


Cost of sales and gross profit increased during the three and nine month periods commensurate with the higher revenue levels of 1996 and the change in mix of product sold. However, during the quarter the Company decided to sell a parcel of partially developed land previously held for development, and in marketing the parcel, has received contingent offers that are less than its carrying amount. Accordingly, the Company recorded a $475,000 impairment loss against this parcel. This impairment loss, along with certain nonrecurring credits arising from resolution of contingencies, are included in the cost of sales for the quarter ended September 30, 1996. Had these nonrecurring, noncash items not occurred, the Company's gross profit on sales would have been 17.6% and 16.5% for the three and nine months periods ended September 30, 1996, respectively as compared to gross profits of 15.2% and 15.8% for the three and nine month periods ended September 30, 1995. In addition, the income before Extraordinary Items would have improved to $586,000 and $773,000 for the three and nine month periods ended September 30, 1996, had these nonrecurring, noncash items not occurred, as compared to income of $143,000 for the three months ended September 30, 1995 and a loss of $722,000 for the nine months ended September 30, 1995.

During the third quarter of 1995, the Company recorded an approximate $2,000,000 gain on the extinguishment of an unsecured debt. As a result of this gain the valuation allowance on the deferred tax asset was adjusted, which resulted in a tax benefit from continuing operations of $682,000. The extraordinary gain is shown net of the related tax effect.

LIQUIDITY AND CAPITAL RESOURCES

During the first three quarters of 1996, the Company's liquidity has improved as operations have returned to profitability. During the first nine months of 1996 the Company has generated $3,575,000 of cash from its operating activities. This cash was generated primarily by the movement of assets through the development process into homes under construction and ultimately via sales to third parties. This activity provided approximately $3,177,000 of cash net of advances, which was used to repay outstanding loans. During this same time frame the Company's trade accounts payable to subcontractors and suppliers remained relatively stable, even though the construction activities of the Company have increased. The Company continues to focus its resources on the reduction of its liabilities, particularly with respect to the trade accounts payable and notes payable.

In October of 1996, the Company renewed its credit facility with one of its primary lenders and increased the facility from the existing $12,000,000 to $15,000,000. This facility, which carries more attractive interest rates and fee structures, will be used to fund the construction costs at three townhome and two single family projects.

Under the terms of the new facility, the Company will pay a .5% commitment fee and will be charged a rate of prime plus 1% on amounts outstanding. Because no additional loan fees are required, management believes this facility will assist in lowering overall finance costs. In addition, the facility will provide financing for a specific number of models and speculative inventory units, and will greatly streamline the existing start process. Management anticipates that this facility will enhance the liquidity of the Company through faster starts and lower costs.

The Company has agreements to acquire finished sites for building homes from other developers usually on quarterly acquisition schedules. The Company can not always obtain 100% financing to make these acquisitions and therefore some equity is required to meet these ongoing obligations. As previously mentioned cash balances have been increased in anticipation of a parcel takedown under one of the Company's option agreements which is due in November of 1996.

Sustained profitable operations are expected to provide equity necessary for the current commitments which the Company has to purchase additional sites. Because of the cyclical nature of the homebuilding and development industry, no assurance can be given that profitable operations will be sustained indefinitely. In order to mitigate the potential volatility in the market, management has developed additional strategies as discussed below.

Management believes there is equity in many of its land positions which currently are fully encumbered in support of the Company's development debt. This equity is difficult to borrow against notwithstanding the fact that it represents excess collateral value when compared to the corresponding outstanding debt. In addition, the Company continues to require equity to fund the investigation and potential acquisition of new project opportunities.

In response to the aforementioned equity needs, the Company has initiated discussions with one of its existing lenders in order to obtain a working capital line which would be secured by the excess equity or collateral value in its land and development holdings. Management can not provide any assurance at this time that this type of working capital line will be available to the Company, because several factors including a formal appraisal of the collateral properties will need to be finalized prior to consummation of any formal arrangement. Management of the Company is optimistic, however that some level of working capital borrowing will ultimately be secured by excess collateral values.

In addition to the formal request for a working capital line, the Company is also marketing certain land holdings which based on current absorptions and projections will not be effectively utilized for three to four years. A small group of lots in the Company's Castle Pines project is currently under contract with the expectation of closing the sale of these lots in 1996. These lots are components of the overall collateral currently supporting an existing development loan and these sales will not generate significant working capital, but will accelerate the debt repayment for the project. In addition, a group of 62 lots are being marketed and the Company has received a contingent contract at its asking price. If this sale can be consummated, which is not anticipated before the first quarter of 1997, the significance of obtaining the working capital request mentioned above will be somewhat diminished and the overall availability reduced because this portion of the collateral will no longer be available to support a credit facility.

                             THE WRITER CORPORATION
                               AND SUBSIDIARIES


PART II.  OTHER INFORMATION
---------------------------

ITEM 1.    LEGAL PROCEEDINGS

           None

ITEM 2.    CHANGES IN SECURITIES

           None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None

ITEM 5.    OTHER INFORMATION

           None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

    (b) There were no reports on Form 8-K filed for the six months ended September 30, 1996.

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             THE WRITER CORPORATION
                                                  (Registrant)


Date: November 11, 1996                      By:  /s/ Daniel J. Nickless
                                                  ------------------------
                                                  Daniel J. Nickless
                                                  Sr. Vice President and
                                                  Chief Financial Officer