Form 10-K405
period 1996-12-31
WRITER CORP
filed 1997-03-27
CIK 108606

                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                   FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

 For the fiscal year ended December 31, 1996, Commission file number 0-08305.

                              THE WRITER CORPORATION
              ------------------------------------------------------
              (Exact name of registrant as specified in its charter)

          COLORADO                                         84-0510478
          --------                                         ----------
(State or other jurisdiction of                          (IRS Employer
 incorporation or organization)                        Identification No.)

#27 INVERNESS DRIVE EAST, ENGLEWOOD, COLORADO                80112
---------------------------------------------             ----------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:      (303) 790-2870

Securities registered pursuant to Section 12(b) of the Act:

                                               NAME OF EACH EXCHANGE ON
          TITLE OF EACH CLASS                      WHICH REGISTERED
          -------------------                 ------------------------
               None                                     None

      Securities registered pursuant to Section 12(g) of the Act:
                      $.10 PAR VALUE COMMON  STOCK
                      ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  __X__   No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __X__

The aggregate market value of The Writer Corporation common shares on March 7, 1997 (based upon the average between the reported bid and asked prices of these shares traded over-the-counter) held by non-affiliates was approximately $4,539,813.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of March 15, 1997, 7,354,590 shares of The Writer Corporation's $.10 par value common stock were outstanding.

                                     PART I

ITEM 1.  BUSINESS.

The Writer Corporation is a developer and builder of planned residential communities in the metropolitan Denver, Colorado area. The Company has received local and national recognition for the design of its planned residential communities which integrate single family homes and townhomes with extensive greenbelts, bicycle and walking paths, winding streets and family recreation facilities to create a beneficial lifestyle for their residents. From the date of its inception through December 31, 1996, the Company has closed the sale of 9,241 homes in 28 communities.

RESIDENTIAL DEVELOPMENTS

The Company markets its planned residential communities to a broad spectrum of middle and upper middle income buyers. Sales prices for the Company's homes currently range from approximately $135,000 to $328,000.

The following table presents historical data relating to sales of the Company's homes and homes under contract.

                                                  YEAR ENDED DECEMBER 31,
                                   ----------------------------------------------------
                                     1992       1993       1994       1995       1996
                                   --------   --------   --------   --------   --------
Total Revenues From
  Closed Sales (in thousands)      $ 13,505   $ 26,800   $ 36,126   $ 31,960   $ 46,284

Average Sales Price (per home)     $166,728   $152,270   $174,522   $194,878   $215,274

Number of Homes Closed                   81        176        207        164        215
Backlog as of December
  31, (number of homes)                  97         72         36         66         54
Backlog as of December
  31, (in thousands)               $ 12,306   $ 11,294   $  6,365    $14,766   $ 11,885

Backlog is defined as the number of homes completed or under construction or in planning which are under contract but not closed. Backlog contracts are cancelable upon forfeiture of $2,000 to $5,000 deposits or without forfeiture if permanent financing cannot be obtained or other contingencies included in the contract have not been resolved. The Company expects the majority of the December 31, 1996 backlog to close within the first six months of 1996. The backlog at March 11, 1997 was 60 homes.

PLANNED RESIDENTIAL COMMUNITIES - The Company designs its planned residential communities to complement existing land characteristics, blending cul-de-sacs with extensive greenbelt parks, natural open space and winding streets to create a pleasant environment compatible with its surroundings. Typically the Company's planned communities incorporate one or more recreation facilities such as a clubhouse, swimming pool or tennis courts. The Company constructs model homes to assist in marketing each community, striving for distinctive architecture and interior design. The Company has built in 28 communities, 21 of which have been completed. The Company is active in seven communities; Castle Pines North, Writer Ridge II, SummerHill, NorthPark, Peninsula, Settler's Village and Greenbrook, all located in metropolitan
Denver.

The following table summarizes information with respect to all of the Company's current residential communities.

                                                     Under Construction                     Current or
                           Date   Units In           ------------------                      Projected
                          Opened   Master     Units   Under   Not Under  Units Not          Base Price
                         for Sale   Plan     Closed  Contract  Contract   Started   Models     Range
                         -------- --------   ------  -------- ---------  ---------  ------  ----------
PROJECT
-------
SOUTHPARK

  Single Family            1982      269       269       0         0         0         0
  Townhomes:
    Colony                 1982      411       411       0         0         0         0

    Wildwood(1)            1982      273       273       0         0         0         0

    Peninsula              1992       98        62       3         5        26         2    $285,250 -
                                                                                             $312,750
GREENBROOK
  Townhomes(2)             1983      222       121       0         0       101         0

NORTHPARK
  Single Family:
    Executive              1983      258       258       0         0         0         0

    Village                1986      163       163       0         0         0         0

    New Single Family(1)   1992       55        55       0         0         0         0

  Townhomes(4)             1984      457       297      11        15       133         3    $155,990 -
                                                                                             $164,990



CASTLE PINES NORTH

  Single Family:(3)

    Royal Hill             1985      311       186      10         4       108         3          $239,550 -
                                                                                                   $272,550
    Kings Crossing(2)      1985      235       111       3         3       118         0          $279,750 -
                                                                                                   $327,250
    KnightsBridge(6)       1985      211        92       7         5       107         2          $196,550 -
                                                                                                   $219,550
  Townhomes              to be        90         0       0         0        90         0            to be
                       determined                                                                 determined
HIGHLANDS RANCH

  Single Family:

    Writer Ridge           1990      100       100       0         0         0         0

    Writer Ridge II        1993       73        49       9         3        10         2          $199,590 -
                                                                                                   $237,590
    SummerHill(5)          1993       97        57       4         7        26         2          $174,990 -
                                                                                                   $213,590
  Townhomes
    Settler's Village      1995      135        26       7        11        88         3          $144,990 -
                                                                                                   $168,990
PIER POINT

  Townhomes(1)             1993       46        46       0         0         0         0          $134,950 -
                                   -----     -----      --        --       ---        --           $152,950

Total as of
December 31, 1996                  3,504     2,576      54        53       807        17
                                   -----     -----      --        --       ---        --

_____________

(1)  Completed in 1996.
(2)  The balance of this project will be developed in 1997.
(3)  There will be some mix of product line within certain development tracts.
(4) Two of the models at this project have been sold and leased back to the Company.
(5) These new models were under construction at December 31, 1996; the existing model was sold in March, 1997.
(6)  These models have been sold and leased back to the Company.

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

LAND ACQUISITION AND DEVELOPMENT FINANCING - The Company currently acquires development financing through lending relationships with financial institutions or other institutional lenders. In 1996, the Company's development activities at the Castle Pines North and Settler's Village projects were financed through these traditional banking relationships, which are now available to the Company based on the improvement in operating results over the last few years.

HOME CONSTRUCTION - The Company typically completes construction of its homes in 80 to 120 working days, depending on the complexity of the model. On-site construction is performed by subcontractors and overseen by the Company's project supervisors. Most subcontract work is performed under fixed price contracts, which usually cover both labor and materials. Cost savings are sought through the use of quality standard materials and components, building on contiguous sites, standardization of available options, limiting certain types of options and efficient use of land. The Company has many long standing relationships with- its subcontractors and believes that these relationships contribute to cost and production efficiencies. The Company continually considers design innovations in its house plans, most of which were developed internally and refined over the years.

CONSTRUCTION FINANCING - The Company currently obtains the majority of- its construction financing under revolving lines of credit with local and national banks. These agreements provide for some lot purchases and substantially all material and outside labor costs incurred in the construction of residences. In addition, certain agreements provide model home financing and allow a specific number of speculative homes to be built. The balance of the Company's work in process is financed by a few smaller local lenders each of which will allow a certain number of speculative and presold homes. The term of the facilities require annual renewals, commitment fees of 0.5% to 1.5%, and bear interest generally at prime plus 1% to prime plus 1.5%.

The Company has approximately $29,400,000 available from institutional and non-institutional financing sources for development and construction financing as of December 31, 1996.

MARKETING AND SALES - The Company markets its planned residential communities to middle and upper middle income purchasers through Company employed, on-site, commissioned salespersons. Many of the Company's sales involve co-operative commission arrangements with an independent real estate broker. The Company encourages this cooperative activity through various programs aimed at outside real estate professionals who many times have significant influence over buyer decisions. The Company advertises in the print media, uses various types of signage, and maintains model home complexes at its communities to assist sales efforts. Prospective purchasers execute contracts for the Company's homes, making a down payment of $2,000 to $5,000 which is forfeited if the home is not purchased for any reasons other than failure to obtain financing or resolution of other contingencies in the contract.

CUSTOMER FINANCING - The Company has identified mortgage lenders which are available for buyers to use which it feels are capable of providing timely and professional services at competitive rates. The Company does not require any specific permanent financing relationship to be used by buyers. This practice allows the Company to focus on its primary marketing objective of home sales. Most buyers obtain long term loans with down payments ranging from 5 to 30% of the purchase price. In order to facilitate certain transactions, the Company provides credits against the purchase price of up to 2% which can be used by purchasers to obtain financing for their homes, and other incentives on a case by case basis.

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

WORKING CAPITAL FACILITY

On December 30, 1996 the Company consummated a loan agreement which provides the Company with a $1,700,000 revolving line of credit. The working capital facility is secured by the Company's Castle Pines North project. See Discussion at Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

EXTINGUISHMENT OF DEBT

On March 14, 1997, the Company's headquarter office was sold to an unrelated party at a gain. The Company intends to lease office space at a cost which is more advantageous than the current building ownership. In addition, the Company received a discount of $106,000 on the early extinguishment of the debt securing the office property. The gain on the sale of the building and early extinguishment of debt was recorded in the first quarter of 1997. See
Item 2, Properties.

On June 22, 1995 the Company entered into an agreement with one of its lenders by which approximately $2,756,000 in outstanding unsecured debt was satisfied for a $750,000 cash payment which resulted in an extraordinary gain before tax of approximately $2,000,000. The Company made the payment with proceeds of the common stock offering discussed above. In addition, under the terms of a previous restructuring agreement, the Company was obligated to this lender for stock appreciation rights on 500,000 shares of the Company's common stock which was also satisfied in full upon final payment to the lender in August of 1995.

TREASURY STOCK RETIREMENT

Pursuant to a recently promulgated statute, which requires Colorado corporations to treat treasury stock as shares that have been returned to the status of authorized but unissued, the Company eliminated the treasury stock it previously carried as a reduction of equity. See Item 14; Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

EMPLOYEES

As of December 31, 1996 the Company had 78 full time employees, including 5 in executive positions, 20 in sales and marketing activities, 42 in planning, construction or development activities, 11 in administrative activities, and 1 part-time employee. The Company considers its employee relations to be good and none of the Company's employees are unionized.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Company currently operates in one industry segment, the residential real estate development and homebuilding industry.

ITEM 2.  PROPERTIES.

The Company's principal offices are currently located at 27 Inverness Drive East, Englewood, Colorado 80112, in an 11,800 square foot building owned by the Company. On March 14, 1997, the Company sold the office building and entered into a two month lease with the new ownership group. The Company will relocate its offices on May 14, 1997 to the Atrium Building located at 6041 S. Willow St., in Englewood, Colorado. The Company has leased approximately 9,200 square feet for a five year term with renewal options.

The Company owns various parcels of real estate in metropolitan Denver which it holds for development as residential property. These residential properties are addressed in further detail in Item 1 above. See Item 1, Extinguishment of Debt.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock is traded over-the-counter under the symbol WRTC. The following table presents the "highest bid"and "lowest ask" quotations (as supplied by the National Quotation Bureau, Inc.) and dividend information for the Company. The approximate number of holders of record of the Company's common stock as of March 15, 1996 was 400.

STOCK PRICE AND DIVIDENDS         LOW            HIGH
                                                             DIVIDENDS PAID
     1996                     "BID PRICE"     "ASK PRICE"      PER SHARE
     ----                     -----------     -----------    --------------
     First Quarter              $1.00           $1.44             None
     Second Quarter              1.00            1.50             None
     Third Quarter                .85            1.25             None
     Fourth Quarter              1.01            1.31             None

     1995
     ----
     First Quarter              $1.25           $1.88             None
     Second Quarter              1.25            1.75             None
     Third Quarter               1.50            2.13             None
     Fourth Quarter               .88            1.88             None

ITEM 6.  SELECTED FINANCIAL DATA.

The selected financial and other data of the Company set forth below should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto included elsewhere in this Form 10-K.


Dollar amounts in thousands other            1996        1995          1994         1993         1992
than per share data                       ----------   ---------    ----------   ----------   ----------
Revenues                                     $46,284     $31,960       $36,126     $26,800      $13,505

Net income (loss) from continuing         $1,301,000   $(316,000)   $1,233,000   $(664,000)   $(925,000)
 operations

Net income (loss) from continuing               $.18       $.(05)         $.21       $(.13)       $(.19)
 operations per share

Net income (loss) (1)(2)                      $1,301      $1,121        $1,233       $(388)      $7,266

Net income (loss) per share (1)(2)             $0.18       $0.18         $0.21      $(0.08)       $1.50

Weighted average shares                    7,402,800   6,322,800     5,974,300   5,258,900    4,837,900
 outstanding (Primary)

Dividends paid per share                         -0-         -0-           -0-         -0-          -0-

Total assets                                 $36,650     $41,070       $41,851     $36,637      $43,474

Notes payable                                $17,241     $22,419       $25,937     $21,713      $31,224


-------------------
(1) These amounts include operations of the Company's extraordinary gains of $1,437,000, and $8,422,000, recorded during 1995, and 1992, respectively.

(2) These amounts include the gain on the disposal of net assets of discontinued operations of $299,000, net of taxes of $89,000 during 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

During 1996 the Company recorded the highest levels of revenue, gross profit and operating income which have been achieved by the Company during any of the last nine years. These results were accomplished in spite of a $475,000 impairment loss recorded during the third quarter of 1996, discussed below.

The Company closed 215 homes, a 31% increase in units from the prior year level of 164. In 1994, the Company closed 207 units. The impact of the additional units closed in 1996 was enhanced by a 10% increase in the average sales price from the prior year. These factors, coupled with the stability of the market for new homes, produced revenue of $46,284,000, a $14,324,000 increase over 1995. Sales revenue for 1996 increased by 45% and 28% respectively, over 1995 and 1994. The 12% decrease in revenue from 1994 to 1995 was reflective of the 22% decrease in sales in the overall Denver metropolitan market during the first five months of 1995 versus 1994.

The average sales price per house was $215,275, $194,878, and $174,522 for 1996, 1995 and 1994, respectively. The change in average sales price reflects the change in the mix of townhome, single family and cluster homes sold during the periods coupled with some increase in selling prices primarily driven by cost increases for some of the Company's product. The Company continues its desire to move the mix of its closings to a heavier weighting of single family detached homes. This was apparent in the 1996 closing mix which increased the average selling price. The table below illustrates this mix.

                                                           Cluster
Closings                       Townhomes   Single Family    Homes     Total
--------                       ---------   -------------   --------   -----
Year ended December 31, 1996       83           116          16        215
Year ended December 31, 1995       97            51          16        164
Year ended December 31, 1994      123            70          14        207

In 1996, cost of sales was $12,248,000 higher than in 1995. This increase reflects the higher closing levels during the year, and was more than offset by the $14,324,000 revenue increase. In 1995, cost of sales decreased by $2,450,000 compared to 1994, reflecting lower closing levels and tighter profit margins.

The Company's 1996 gross profit was $7,721,000 compared with $5,645,000 and $7,362,000 during 1995 and 1994 respectively. Gross profit was adversely impacted by an impairment loss in 1996. During 1996 the Company decided to sell a parcel of partially developed land which the Company had previously intended to develop and build out. The Company received contingent offers that were less than its carrying amount. Accordingly the Company recorded a $475,000 impairment loss against this parcel. The parcel has not sold and the Company is currently designing product which management believes can be successfully marketed on this parcel. This impairment loss, along with certain non-recurring credits arising from resolution of contingencies, are included in the cost of sales for the year. Had these non-recurring noncash items not occurred, the Company's gross profit on sales would have been 17.2% in 1996, compared to 17.7% and 20.4% in 1995 and 1994.

The decrease in gross profit percentage in 1996 was impacted by the establishment of higher warranty reserves which are charged to cost of sales. The increased warranty reserves were established by the Company because the Company is now required to pay for any structural repairs discovered during the first year after the sale of a house. The Company will continue to monitor these estimated reserves in its attempt to provide coverage for future anticipated expenses. In addition the drop in gross profit reflects the Company's desire to provide a quicker turn on its inventory. Speculative inventory levels were reduced during late 1995 and early 1996 by more aggressive marketing practices that included some price discounting and other incentive programs adversely which impacted profit margins. These practices were directly responsible for the lower gross profits in 1995 compared to 1994.

Because the market has remained stable but also competitive, it is anticipated that some discounting and buyer incentives will continue to be a part of the Company's marketing process over the near term. All marketing incentive programs will continue to receive careful scrutiny for their effectiveness by management.

In 1996, sales and marketing expenses increased by $338,000 over 1995. However, as a percentage of sales, these costs decreased by 24%. Sales and marketing expenses, however, were 7.7% of sales versus 10.0% in 1995. The dollar increase was attributable to costs that vary with sales volume, such as internal and external sales commissions.

In 1995, the Company's sales and marketing expenses increased by $209,000. As a percentage of revenue the expenses were 10%, an increase of 2% over 1994. The completion of the Castle Pines North models and their associated costs for interest, taxes, maintenance and depreciation of model furnishings was a contributing factor to the increase. In addition, product advertising was more cost intensive due to the inclusion of radio and television ads in the overall marketing strategy during 1995. These mediums were not used in 1996.

During 1996, general and administrative expenses increased by $274,000. However, as with sales and marketing costs, as a percentage of sales revenue, these costs decreased by 19.1%, to 4% of sales.

In 1995, general and administrative expenses decreased by $128,000 or 7% over the same costs in 1994. As a percentage of revenue they were similar to prior years at approximately 5%. During 1995 the Company had a staff reduction aimed at effectively matching expected costs with lower revenue expectations.

The Company's interest expense in 1996 decreased by $808,000 or 39.9% from 1995. This savings reflects the benefit of restructuring or termination of the Company's less favorable financing arrangements, and the expansion of those with more attractive costs. In addition, principal repayments have been accelerated as cash from operations has been available, and because certain development loans require more aggressive repayments than those which were typical in prior years.

Overall interest incurred from debt was also reduced. During the years ended December 31, 1996, 1995, and 1994 interest of $2,955,000, $3,693,000 and
$3,668,000, respectively, was incurred of which $1,738,000, $1,668,000 and $1,815,000 respectively was capitalized. In 1995 the Company expensed approximately $206,000 more interest than in 1994, due to a higher level of non-qualifying assets in 1995.

Interest and other income increased by $35,000 during 1996 compared to 1995. This increase is attributable to interest earned on higher cash balances throughout the year. The decrease in 1995 compared to 1994 reflects the loss of property management fees collected from a related party and a loss of rents from inventory at Castle Pines North which was leased in 1994.

The Company recorded an adjustment to its deferred tax asset of $33,000 to reflect the currently estimated realizable value of the asset less the amount of current tax due of $9,000. The Company recorded a tax benefit in 1995 as a result of utilization of net operation losses used to offset gains from early extinguishment of debt.

All of these factors discussed above resulted in income before extraordinary item of $1,301,000 compared to a loss of $316,000 in 1995 and income of $1,233,000 in 1994.

FINANCIAL CONDITION

At December 31, 1996 the Company had 105 homes under production ranging from foundation stage to final completion as compared to 142 at December 31, 1995. The decrease in the total number of units reflects the decrease in the carrying value of homes under construction of $2,395,000. This decrease also reflects the Company's backlog which was 54 units at December 31, 1996 compared with 66 units at December 31, 1995. The Company's backlog at March 11, 1997 had increased to 60 units.

During 1996 the Company recorded 203 new orders net of cancellations, a portion of which will close in 1997, representing a 5% increase over the 1995 new orders of 194. At December 31, 1996 and 1995, the Company's work in process included a mix as follows.

WORK IN PROCESS INVENTORY

 Year Ended Dec. 31     Presold   Speculative    Total
 ------------------     -------   -----------    -----
        1996               54         51          105
        1995               66         76          142

At December 31, 1996 the total dollar backlog represented by the 54 contracts was $11,885,000 compared to a December 31, 1995 dollar backlog of $14,766,000. This decrease in backlog will make it challenging for the Company to increase revenue in 1997 compared to the increases and results posted in 1996.

Model homes and furnishings decreased by $1,426,000 during 1996 which reflects a 29% decrease in the carrying value of these assets. During the year seven models at four projects were sold while two new models were opened at the Company's Castle Pines North project. This activity is consistent with the Company's desire to reduce asset levels in order to reduce associated carrying costs and produce a higher return on assets. In addition, several of the Company's model homes are currently being offered under a sale and leaseback program which is intended to further enhance this effort if transactions can be consummated.

The decrease in land development of $1,286,000 or 10.7% reflects the transfer of completed lots from land development to homes under construction, net of new development expenditures. Also included in this reduction is the establishment of the $475,000 impairment loss.

The increase in the Company's unplatted land of $520,000 reflects the acquisition of the phase two development parcel for the Company's Settler's Village townhome project located in Highlands Ranch. It is anticipated that development of this phase will begin during the summer of 1997.

The Company's office property and equipment depreciated by approximately $245,000. However, overall the balance decreased by only $45,000 during 1996. During the year the Company upgraded significantly its computer hardware and is currently investigating potential software systems which may enhance operational capabilities. Further on March 14, 1997, the Company's headquarter office was sold to an unrelated party at a gain. The Company intends to lease office space at a cost which is more advantageous than the current building ownership. In addition, the Company received a discount of $106,000 on the early extinguishment of the debt securing the office property. The gain on the sale of the building and early extinguishment of debt was recorded in the first quarter of 1997.

The Company's cash balances are consistent with prior years and reflect the build up of funds relative to year end closings. The restricted cash balances increased by approximately $312,000. These amounts primarily represent the escrowing of closing proceeds for future tap purchases or to secure outstanding development obligations at several of the Company's projects.

The decrease in notes payable related to construction activities of $1,099,000 reflects the reduced inventory levels previously mentioned. The decrease of approximately $3,800,000 related to the Company's land debt reflects the accelerated repayments related primarily to the Company's Castle Pines North project, as well as the satisfaction of the development debt related to completed projects.

The reduction in other non-construction debt of approximately $279,000 illustrates the Company's efforts to retire debt as cash from operations has become available. This remaining balance will be significantly reduced during the first quarter of 1997 as approximately $890,000 of this debt was satisfied upon the sale of the office property.

The account payable and accrued expenses of the Company decreased by approximately $527,000 due to enhanced cash from operations. In addition, the lower inventory levels previously mentioned have positively impacted these balances. The decrease in accrued interest of approximately $99,000 is also reflective of the Company's efforts to continually improve its credit facilities and their associated interest costs.

The Company finalized the private placement of its common stock during the first quarter of 1996. In total, 1,637,516 shares of common stock were issued under the placement. In 1996, 107,513 shares were issued including 51,180 shares issued as compensation to the underwriter. The net proceeds coupled with the results of operations reflected herein represent the net change in stockholders equity during the periods presented.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity and capital resources showed significant improvement during 1996, primarily enhanced by the profit from operations, and cash provided from liquidation of inventories and models and most importantly from the finalization of a $1,700,000 working capital facility discussed below.

During the twelve months ended December 31, 1996, the Company generated $5,100,000 of cash in operating activities as compared to using $907,000 of cash during 1995. This net cash was generated primarily from liquidation of inventory and model homes and augmented by the $1,301,000 of net income. The cash generated during the period was used primarily to repay outstanding debt obligations and other accrued expenses.

On December 30, 1996, the Company consummated a new working capital facility with one of its existing lenders. Under the terms of the facility the Company has received a commitment under which it may advance on a revolving basis up to $1,700,000 for working capital. The facility is secured by the collateral value associated with the Company's Castle Pines North project. The Company has identified future development lots which are being used to support this facility. Under the terms of the loan agreements, until these lots are marketed to a third party or developed by the Company, they will provide collateral for the facility. Should the Company develop or market the specific lots, a corresponding repayment of the facility or reduction in the available borrowings under the facility is required. The facility carries interest at prime plus 1% and matures in February of 1998.

In order to address the continuing growth of the Company's construction activities, in October of 1996, the Company renewed a credit facility with one of its primary lenders and increased the facility from the existing $12,000,000 to $15,000,000. This new facility, which carries a more attractive interest rate and fee structure is being used to fund construction costs at three townhome and two single family projects. Under the terms of the new facility, the Company will pay a 0.5% commitment fee and will be charged at a rate of prime plus 1% on outstanding amounts. Because no additional loan fees are required, management believes this facility will continue to facilitate efforts in reducing overall financing costs. In addition, the facility will provide financing for a specific number of models and speculatory inventory units and greatly streamline the existing start process. Management anticipates that this facility will enhance the liquidity of the Company through faster starts and lower costs.

The Company has ongoing agreements to acquire finished sites for building homes from other developers, usually on quarterly acquisition schedules. The Company cannot always obtain 100% financing to fund these acquisitions and therefore some equity is required to meet these ongoing obligations. Sustained profitable operations are expected to provide some equity necessary for the current commitments, however because of the cyclical nature of the homebuilding and development industry, no assurance can be given that profitable operations will be sustained indefinitely. In light of the Company's decreased backlog, it is anticipated that the working capital facility will be used to supplement these equity requirements.

In addition to the working capital facility and improved operating results, the Company continues to address liquidity by scrutinizing all of the Company's assets which may provide benefit if sold. Specifically, certain lots within the Company's Castle Pines North project may be marketed if a complimentary builder/buyer can be identified. Any lots sold under this program would require a reduction in the availability of the working capital facility or a repayment should the facility be fully drawn. At this stage, the Company has been unsuccessful in its efforts to market these lots, but the Company remains committed to reducing all levels of nonproductive assets over the near term.

The Company's lending relationships have been solidified during 1996 with the operating results posted. The current construction and development commitments, which are unfunded as of December 31, 1996, equal $29,441,000, which the Company has available to satisfy funding requirements for construction and land development.

Based on the improved operating results and the new working capital facility, the Company is confident in its ability to meet its obligations over the near term, while continuing to emphasize managed growth of operations in the future.

                                  PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS

NAME, AGE, AND OTHER                  PERIOD SERVED AS DIRECTOR AND BUSINESS
POSITIONS, IF ANY, WITH REGISTRANT    EXPERIENCE DURING PAST 5 YEARS

George S. Writer, Jr., 61             Chief Executive Officer, Chairman of the
Chief Executive Officer,              Board since 1964. Elected a director in
Chairman of the Board of Directors    1961.

Roland Seidler, Jr., 68               Elected a director in 1971. Mr. Seidler
                                      is the Chairman and Chief Executive
                                      Officer of The Seidler Companies
                                      Incorporated, a Los Angeles based
                                      investment banking firm. Mr. Seidler also is a member of the Board of Directors for First Business Bank and First Business
                                      Corporation.

Ronald S. Loser, 63                   Elected a director in 1973. Secretary of
Secretary                             The  Writer Corporation since its
                                      inception. Mr. Loser is a Principal of
                                      Brega & Winters, P.C., a Denver law firm.

Deane J. Writer, Jr., 63              Elected a director in 1975. Since January
                                      1992 Mr. Writer has been an account
                                      executive with HRH Insurance, a national insurance agency. Prior to that he was the owner of The Writer Agency, since 1956.

Louis P. Bansbach, III, 56            Elected a director in 1989. Mr. Bansbach
                                      is President of Columbine Realty, Inc.,
                                      and a Director of United Bancorp of
                                      Wyoming.

Robert G. Tointon, 63                 Elected a director in 1992. President and
                                      Chief Executive Officer of Phelps-Tointon,
                                      Inc. a manufacturer of structural and
                                      architectural pre-stress components,
                                      detention equipment, safes, and
                                      architectural woodwork. Mr. Tointon is
                                      also a director of Public Service Company of Colorado.

John Crosland Jr., 68                 Appointed director in November, 1995.
                                      Chairman of the Crosland Group, a real
                                      estate development company headquartered in Charlotte, NC, since 1986. Mr. Crosland was appointed a Life Director of the National Association of Home Builders
                                      (NAHB) in 1968, and serves as a Trustee to the NAHB Mortgage Finance Committee. Mr.
                                      Crosland also serves as a director for
                                      First Union National Bank of North
                                      Carolina and Summit Properties of
                                      Charlotte, North Carolina.


DIRECTORS FEES AND TRANSACTIONS - In 1996 the Company adopted a plan by which the outside directors receive an annual retainer fee of $5,000 and a per meeting fee of $750, for either full Board or Executive Committee meetings. The Executive Committee includes Directors George S. Writer, Jr., who receives no fees for service, Louis Bansbach, III, and Robert G. Tointon. This committee meets with the Company's President Ronald J. Benkert, during months when a full Board meeting is not convened.

In 1996, 1995 and 1994, Brega and Winters, the law firm in which Ronald S. Loser is a principal, was paid attorneys' fees. Additionally, insurance is placed with a company with which Mr. Deane J. Writer, Jr. is employed and receives a commission. The Company places substantially all of its insurance coverage through this agency. In the opinion of management, the amounts charged in these transactions are less than or comparable to charges which would have been made by unaffiliated parties. Deane J. Writer, Jr. is a first cousin of George S. Writer, Jr.

EXECUTIVE OFFICERS - Set forth below are the names, ages and offices held by each of the executive officers of the Company.


                                Positions Held and Business
Name and Age                  Experience During Past 5 Years
------------                  ------------------------------

George S. Writer, Jr., 61     Chief Executive Officer, Chairman of the Board of
                              Directors of The Writer Corporation since 1964.

Ronald J. Benkert, 43         President and Chief Operating Officer since
                              February 1996. From January 1995 to January
                              1996, Mr. Benkert served as President of
                              Williamsburg Properties, Inc., a residential homebuilder based in Cincinnati, Ohio. From
                              November, 1979 to October 1994, Mr. Benkert worked for Zaring Homes Inc., a publicly traded regional developer and homebuilder based in Cincinnati, Ohio. Mr. Benkert served as President of Zaring from December 1989 to October 1994.

Robert R. Reid, 48            Senior Vice President Operations since August
                              1992. Mr. Reid has been employed by the Company since 1977 and served as Vice President-
                              Construction, Vice President-Southwest Region,
                              Construction Manager and Project Manager prior to his present position.

Daniel J. Nickless, 41        Senior Vice President, Chief Financial Officer and
                              Treasurer since June 1994. Mr. Nickless served as
                              Vice President of Finance and Treasurer from July
                              1993 to June 1994, and Vice President Controller since November 1989. Mr. Nickless joined the
                              Company as Controller in February 1989.

Derrell Schreiner,  43        Vice President of Construction since July 1993 and
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

ITEM 11.  EXECUTIVE COMPENSATION.

The information in the following table is given for the Company's Chief Executive Officer and President. No other executive officer of the Corporation received total remuneration from the corporation and its subsidiaries of more than $100,000 during the three years ended December 31, 1996.

                               SUMMARY COMPENSATION TABLE
                                   Annual Compensation

-------------------------------------------------------------------------------
Name and Principal                                               Other Annual
    Position                      Year      Salary       Bonus  Compensation(1)

George S. Writer, Jr.             1996     $100,800      $-0-     $ 62,472
Chief Executive Officer           1995      100,800       -0-      257,661
                                  1994      100,800       -0-      (69,561)

Ronald J. Benkert                 1996(2)  $165,113(3)    -0-          -0-
President and Chief Operating
 Officer

----------------------
(1) Amounts disclosed represent earnings or losses on the individual vested portion of the Company qualified profit sharing retirement plan account balances during the years presented.

(2) First year of employment.

(3) Includes $13,431 of relocation costs reimbursed to Mr. Benkert.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

As of March 1, 1996, to the knowledge of the Company, the following persons owned beneficially and of record more than 5 percent of the Company's common stock:

                  Name and Address of        Amount and Nature of     Percent
Title of Class    Beneficial Owner           Beneficial Ownership     of Class
--------------    ----------------           --------------------     --------
Common Stock      George S. Writer, Jr.(1)         1,398,847           19.02%
                  Littleton, Colorado

Common Stock      Phelps-Tointon, Inc.(2)          1,260,666           17.14%
                  Greeley, Colorado

Common Stock      Polaris Capital Corporation        549,384             7.5%
                  Denver, Colorado
-------------------------
(1)  Control person of the Company.
(2) Phelps-Tointon, Inc. is a company which is partly owned by Robert G. Tointon, one of the Company's directors. The shares listed include shares owned directly by Mr. Tointon.

Security Ownership of Management - The following information indicates the common stock of the Company beneficially owned, directly or indirectly, by all directors and executive officers of the Company as of March 1, 1996.

                                            Amount and Nature of      Percent
                          Title of Class    Beneficiary Ownership     of Class
                          --------------    ---------------------     --------
George S. Writer, Jr.      Common Stock           1,398,847            19.02%
Robert G. Tointon (1)      Common Stock           1,260,666            17.14%
Deane J. Writer, Jr.       Common Stock             209,000             2.84%
Roland Seidler, Jr.        Common Stock             186,474(2)          2.54%
John Crosland, Jr.         Common Stock             160,000             2.18%
Louis P. Bansbach, III     Common Stock             140,238             1.91%
Daniel J. Nickless         Common Stock              25,710              (3)
Robert R. Reid             Common Stock              25,430              (3)
Ronald S. Loser            Common Stock              11,900              (3)
Ronald J. Benkert          Common Stock               5,000              (3)
Derrell Schreiner          Common Stock               5,000              (3)

All Directors &
Officers as a group (11)   Common Stock           3,428,265            46.61%

     (1) Reflects shares held by Phelps-Tointon, Inc., of which Mr. Tointon is the President and part owner.
     (2) Does not include shares in varying amounts owned as a market maker by a broker-dealer with which Mr. Seidler is affiliated.
     (3)  Less than 1% of shares outstanding.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The following information is furnished with respect to certain transactions in which the amount involved exceeded $60,000 and which involved an officer, director, beneficial holder of more than five percent of the voting stock of the Company or a person or entity affiliated with such persons.

Certain of the Company's officers and directors, directly and indirectly, provided financial assistance to the Company in several transactions through December 31, 1996.

SUBDIVISION LOAN PARTICIPATIONS - On January 14, 1992 the Company executed a loan agreement with a real estate investment trust under which $1,500,000 was committed to the Company. George S. Writer, Jr. and Roland Seidler, Jr. participated in this transaction by advancing 20% of the committed funds and will receive 20% of the loan payments, including 20% of a $1,600 per lot additional interest payment. This loan bears interest at 14% and was restructured to include an additional funding commitment which will allow the Company to finish planned development at the Company's project, and matures on January 1, 1998. Principal is due as homes are closed and interest is payable monthly.

PENINSULA ACQUISITION AND DEVELOPMENT FINANCING - On August 12, 1992 the Company acquired 22 acres of vacant ground from its Chairman and Chief Executive Officer George S. Writer, Jr. The land was transferred at Mr. Writer's out-of-pocket cost which included amounts for interest, taxes, land planning and engineering, plus an amount equal to the remaining debt owed by Mr. Writer on the property. The purchase price was $1,500,000. The acquisition was financed by several affiliates of the Company including George S. Writer, Jr. ($300,000), Roland Seidler, Jr. ($150,000), Phelps-Tointon, Inc. ($525,000), Louis P. Bansbach III ($225,000) and two non-affiliates who contributed $300,000. The same affiliates have funded an additional $2,000,000 for development financing under the same percentages as the acquisition funds. Both the acquisition and development funds bear interest at 10% and have a maturity date of July 31, 1998.

During 1994 the Company modified this agreement. The modification includes a provision by which the lender has deferred its profit participation while $800,000 of cash was accumulated to use in development activities on this project. These funds have been employed. The original agreement required an accelerated distribution of cash flow in that the lender would receive 75% of the cash flow and the Company would receive 25% until the lenders' initial advance of $3,500,000 million had been repaid. Under the modification, profits and losses are split equally. The deferred profit participation has been repaid to the lender.

FOUNDATION LOANS - On March 19, 1993 the Company entered into a loan agreement with four affiliates of the Company under which it borrowed $300,000 which is being used to construct foundations for the Company's inventory of homes. The loans bear interest at 12% and mature on April 1, 1997. The affiliates included George S. Writer, Jr. ($100,000), Roland Seidler, Jr. ($50,000) and Phelps-Tointon, Inc. ($50,000). In January, 1994, the Company entered into a modification agreement by which the foundation loan fund was increased to $600,000. The increase was provided by George S. Writer, Jr. ($100,000) and Phelps-Tointon, Inc. ($200,000) and all other terms and conditions of the note remained the same. The Company has renewed this facility and in March 1995, Mr. Writer ($50,000) and Mr. Tointon ($50,000) purchased a non-affiliated ($100,000) interest. During 1995, the Company repaid $300,000 of these borrowings in equal proportions to each lender. During 1996 an additional $250,000 of the fund was repaid and the balance will be repaid during 1997.

UNSECURED ADVANCES - During 1989 and 1990 George S. Writer, Jr. advanced an additional $155,500 for working capital purposes to the Company either personally or through a corporation which he owns. These advances are unsecured, non-interest bearing and are due on demand. At December 31, 1996, approximately $126,800 was owed to Mr. Writer as a result of these advances.

WORKING CAPITAL LOAN AND STOCK SUBSCRIPTION AGREEMENT - On February 14, 1992 the Company entered into a loan with a corporation affiliated with Mr. Robert Tointon, who became one of the Company's directors on March 12, 1992. Under the terms of the loan agreement $175,000 of working capital was advanced to the Company. The advance bears interest at 10% per annum payable monthly. The loan has been renewed and matures on February 14, 1998. The Company has repaid $25,000 of this loan and plans to retire the debt over its extended term.

SERIES 1993 A CONVERTIBLE UNSECURED PROMISSORY NOTES - The Company currently has outstanding unsecured convertible debt of $1,025,000 held by Phelps-Tointon, Inc. in the amount of $500,000; George S. Writer, Jr. in the amount of $312,500; Roland Seidler, Jr., in the amount of $87,500, and the balance held by non-affiliates. The convertible debt can be converted into stock at $3.00 of unpaid principal at any time prior to the maturity date of the note which is September 30, 1997. Interest on the debt accrues at prime plus 1-1/2% and is paid monthly.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     a)  1.  Financial Statements:
                 The following consolidated financial statements of The Writer Corporation and its subsidiaries are included in
                 Part II, Item 8:

     The Writer Corporation and subsidiaries Consolidated Financial Statements:

                                                                      Page
                                                                      ----
     Independent Auditors' Report................................     F-1
     Consolidated Balance Sheets as of December 31, 1996
      and 1995...................................................     F-2
     Consolidated Statements of Operations for the years ended
      December 31, 1996, 1995 and 1994...........................     F-4
     Consolidated Statements of Stockholders' Equity for the
      years ended December 31, 1996, 1995 and 1994...............     F-6
     Consolidated Statements of Cash Flows for the years ended
      December 31, 1996, 1995 and 1994...........................     F-7
     Notes to Consolidated Financial Statements..................     F-8

All schedules and separate financial statements of the registrant are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

     a)  3.  Exhibits: None

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

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of The Writer Corporation:

We have audited the accompanying consolidated balance sheets of The Writer Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Writer Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.





DELOITTE & TOUCHE LLP

Denver, Colorado
March 7, 1997

THE WRITER CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1995
------------------------------------------------------------------------------
ASSETS                                               1996             1995

RESIDENTIAL REAL ESTATE HELD FOR SALE, NET
  (Notes 2 and 6):
  Homes under construction                       $12,884,000      $15,279,000
  Model homes and furnishings, less
   accumulated depreciation of $660,000 and
   $621,000                                        3,439,000        4,865,000
  Land and land development                       10,692,000       11,978,000
  Unplatted land                                   6,403,000        5,883,000
                                                 -----------      -----------
        Total                                     33,418,000       38,005,000
                                                 -----------      -----------
OFFICE PROPERTY AND EQUIPMENT, less
 accumulated depreciation of $804,000 and
 $1,049,000 (Notes 2 and 7)                          604,000          649,000
                                                 -----------      -----------
OTHER ASSETS:
  Cash and cash equivalents                          995,000        1,094,000
  Restricted cash                                    667,000          355,000
  Accounts receivable                                235,000          251,000
  Other                                              381,000          399,000
  Deferred tax asset (Note 3)                        350,000          317,000
                                                 -----------      -----------
        Total                                      2,628,000        2,416,000

                                                 -----------      -----------
TOTAL                                            $36,650,000      $41,070,000
                                                 -----------      -----------
                                                 -----------      -----------

See notes to consolidated financial statements.                   (Continued)

THE WRITER CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1995
------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY                 1996              1995

LIABILITIES:
  Notes payable (Note 2):
    Construction, including $520,000 and
     $1,644,000 to related parties               $10,932,000      $12,031,000
    Land, including $1,608,000 and $2,722,000
     to related parties                            4,211,000        8,011,000
    Other, including $1,175,000 and $1,175,000
     to related parties                            2,098,000        2,377,000
                                                 -----------      -----------
        Total                                     17,241,000       22,419,000
                                                 -----------      -----------
OTHER LIABILITIES:
  Accounts payable and accrued expenses            5,060,000        5,587,000
  Accrued interest                                   428,000          527,000
                                                 -----------      -----------
        Total                                      5,488,000        6,114,000
                                                 -----------      -----------
COMMITMENTS AND CONTINGENCIES (Notes 2, 6 and 7)

STOCKHOLDERS' EQUITY (Notes 2 and 4):
  Common stock, $.10 par value; 10,000,000
   shares authorized;
    7,354,600 and 7,247,100 shares issued and
     outstanding                                     735,000          725,000
  Additional paid-in capital                      12,352,000       12,279,000
  Retained earnings (deficit)                        834,000         (467,000)
                                                 -----------      -----------
        Stockholders' equity, net                 13,921,000       12,537,000
                                                 -----------      -----------
TOTAL                                            $36,650,000      $41,070,000
                                                 -----------      -----------
                                                 -----------      -----------
                                                                  (Concluded)

THE WRITER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
------------------------------------------------------------------------------
                                         1996          1995           1994

RESIDENTIAL OPERATIONS:
  Revenues                            $46,284,000   $31,960,000   $36,126,000
  Costs and expenses:
    Cost of sales                      38,563,000    26,315,000    28,764,000
    Sales and marketing                 3,548,000     3,210,000     3,001,000
    General and administrative          1,883,000     1,609,000     1,737,000
    Interest (Note 2)                   1,217,000     2,025,000     1,819,000
                                      -----------   -----------   -----------
        Total                          45,211,000    33,159,000    35,321,000
                                      -----------   -----------   -----------
        Income (loss) from
         residential operations         1,073,000    (1,199,000)      805,000

INTEREST AND OTHER INCOME, NET            204,000       169,000       363,000
                                      -----------   -----------   -----------
INCOME (LOSS) BEFORE INCOME TAXES       1,277,000    (1,030,000)    1,168,000

INCOME TAX BENEFIT (Note 3)                24,000       714,000        65,000
                                      -----------   -----------   -----------
INCOME (LOSS) BEFORE EXTRAORDINARY
 ITEM                                   1,301,000      (316,000)    1,233,000

EXTRAORDINARY ITEM - Gain on
 extinguishment of debt, net of
 income taxes of $722,000 (Note 2)              -     1,437,000             -
                                      -----------   -----------   -----------
NET INCOME                            $ 1,301,000   $ 1,121,000   $ 1,233,000
                                      -----------   -----------   -----------
                                      -----------   -----------   -----------

See notes to consolidated financial statements.                   (Continued)

THE WRITER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
------------------------------------------------------------------------------
                                            1996          1995         1994

EARNINGS (LOSS) PER SHARE (Note 5):
  Primary:
    Continuing operations                $     0.18   $    (0.05)  $     0.21
    Extraordinary item                                      0.23
                                         ----------   ----------   ----------
NET INCOME                               $     0.18   $     0.18   $     0.21
                                         ----------   ----------   ----------
                                         ----------   ----------   ----------
FULLY DILUTED:
  Continuing operations                  $     0.18   $    (0.05)  $     0.20
  Extraordinary item                                        0.22
                                         ----------   ----------   ----------
NET INCOME                               $     0.18   $     0.17   $     0.20
                                         ----------   ----------   ----------
                                         ----------   ----------   ----------
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING:
  Primary                                 7,402,800    6,322,800    5,794,300
                                         ----------   ----------   ----------
                                         ----------   ----------   ----------
  Fully diluted                           7,744,500    6,664,500    6,136,000
                                         ----------   ----------   ----------
                                         ----------   ----------   ----------

                                                                  (Concluded)

THE WRITER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
------------------------------------------------------------------------------

                                                           ADDITIONAL    RETAINED
                                      COMMON STOCK          PAID-IN      EARNINGS        TREASURY STOCK
                                    SHARES      AMOUNT      CAPITAL      (DEFICIT)     SHARES       AMOUNT
BALANCE, JANUARY 1, 1994           5,941,300   $594,000   $12,138,000   $(2,821,000)   245,000   $ 2,043,000

Issuance of common stock              17,500      2,000        13,000             -          -             -

Retirement of treasury stock
 (Note 1)                           (245,000)   (25,000)   (2,018,000)            -   (245,000)   (2,043,000)

Net income                                 -          -             -     1,233,000          -             -
                                   ---------   --------   -----------   -----------    -------   -----------
BALANCE, DECEMBER 31, 1994         5,713,800    571,000    10,133,000    (1,588,000)         -             -

Private placement of common
 stock (Note 4)                    1,530,000    153,000     2,142,000             -          -             -

Issuance of common stock               3,300      1,000         4,000             -          -             -

Net income                                 -          -             -     1,121,000          -             -
                                   ---------   --------   -----------   -----------    -------   -----------
BALANCE, DECEMBER 31, 1995         7,247,100    725,000    12,279,000      (467,000)         -             -

Issuance of common stock             107,500     10,000        73,000             -          -             -

Net income                                 -          -             -     1,301,000          -             -
                                   ---------   --------   -----------   -----------    -------   -----------
BALANCE, DECEMBER 31, 1996         7,354,600   $735,000   $12,352,000   $   834,000          -   $         -
                                   ---------   --------   -----------   -----------    -------   -----------
                                   ---------   --------   -----------   -----------    -------   -----------

See notes to consolidated financial statements.

THE WRITER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
------------------------------------------------------------------------------

                                                       1996          1995           1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                      $  1,301,000   $  1,121,000   $ 1,233,000
  Adjustments to reconcile net income to
   net cash provided by (used in) operating
   activities:
    Gain on debt extinguishment                              -     (1,437,000)            -
    Depreciation and amortization                      513,000        516,000       356,000
    Deferred income tax benefit                        (33,000)      (754,000)      (65,000)
    Provision for impairment                           475,000              -             -
    Loss on disposal of property and model home
     furnishings                                        59,000              -             -
    Changes in operating assets and liabilities:
      Homes under construction                       2,395,000      2,286,000    (6,471,000)
      Model homes and furnishings                    1,003,000       (208,000)   (1,714,000)
      Land and land development                        811,000     (3,512,000)    1,781,000
      Unplatted land                                  (520,000)     1,497,000       (42,000)
      Restricted cash                                 (312,000)       (69,000)     (277,000)
      Other assets                                      34,000        337,000      (157,000)
      Accounts payable and accrued expenses           (626,000)      (684,000)     (258,000)
                                                  ------------   ------------  ------------
        Net cash provided by (used in) operating
         activities                                  5,100,000       (907,000)   (5,614,000)
                                                  ------------   ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES -
  Purchases of office property and equipment          (104,000)      (245,000)      (56,000)
                                                  ------------   ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                       24,237,000     21,745,000    20,604,000
  Proceeds from notes payable from related
   parties                                           1,619,000      1,203,000     5,096,000
  Principal payments and other reductions on
   notes payable                                   (27,177,000)   (21,727,000)  (17,529,000)
  Principal payments and other reductions on
   notes payable to related parties                 (3,857,000)    (2,580,000)   (3,947,000)
  Proceeds from sale of common stock                    83,000      2,300,000        15,000
                                                  ------------   ------------  ------------
        Net cash provided by (used in)
         financing activities                       (5,095,000)       941,000     4,239,000
                                                  ------------   ------------  ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS              (99,000)      (211,000)   (1,431,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR         1,094,000      1,305,000     2,736,000
                                                  ------------   ------------  ------------
CASH AND CASH EQUIVALENTS, END OF YEAR            $    995,000   $  1,094,000  $  1,305,000
                                                  ------------   ------------  ------------
                                                  ------------   ------------  ------------

See notes to consolidated financial statements.

THE WRITER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
-------------------------------------------------------------------------------
1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Writer Corporation (the Company) is a developer and builder of planned residential communities in the Denver, Colorado metropolitan area. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Residential real estate sales and costs of sales are recorded at the time of closing. Cost of sales includes land and land development costs, direct and indirect construction costs, capitalized interest and taxes and estimated warranty costs. As of January 1, 1996 the Company provides a two year structural warranty to home buyers. Previously all structural warranties were covered by a third party insurer.

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

     The Company adopted Statement of Financial Accounting Standards (SFAS)
     No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF (SFAS No. 121) effective January 1, 1996, which requires inventory that is substantially complete and ready for its intended use to be stated at the lower of carrying value or fair value less costs to sell. Land under development and land held for future development and sale is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If a long-lived asset is identified as impaired, the value of the asset is reduced to its fair value. In 1996 the Company recorded an impairment loss of $475,000, which is included in cost of sales, to reduce a parcel of land to its fair value as a result of the Company's decision to sell the land instead of continuing with previous plans to develop and build out the project.

     Prior to January 1, 1996 the Company recorded its real estate held for sale at the lower of cost or net realizable value. Net realizable value was determined based on the Company's plans for development and build out of each project, and was computed using estimated sales prices less estimated costs to complete and costs to sell the project. Net realizable value would not necessarily represent the current sales prices that the Company could obtain from third parties for such properties and projects at their current stage of development.

     Office property and equipment and model home furnishings are recorded at cost. Depreciation is provided by the straight-line method over estimated useful lives ranging from three to thirty years. The Company does not depreciate model homes because estimated future sales prices are expected to exceed cost.

     The Company's cash and cash equivalents consist of demand deposits and money market funds.

     Certain reclassifications have been made to the 1995 and 1994 financial statements to conform to the presentation used in 1996.

     Changes to the Colorado Business Corporation Law in 1994 required that all shares of a company's capital stock that have been reacquired be considered authorized but unissued shares. As a result, $2,043,000, which represents the cost of 245,000 reacquired shares, has been reclassified as a reduction of common stock and additional paid-in capital as of December 31, 1994. No shares of the Company's common stock were reacquired in 1995 or 1996.

     In October 1995, the Financial Accounting Standards Board issued SFAS
     No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, (SFAS No. 123) which was effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company has continued to apply APB Opinion No. 25 to its stock based compensation awards to employees and has disclosed the required pro forma effect on net income and earnings per share at Note 5.

2.   NOTES PAYABLE

     CONSTRUCTION - The Company has construction financing arrangements with various banks and related parties. The borrowings generally bear interest at rates ranging from prime (8.25% at December 31, 1996) plus 1% to prime plus 1.75% and are collateralized by residential real estate. Principal and interest are generally due upon sale of the respective collateral and the financing arrangements are generally renewed in the ordinary course of business.

     During 1996 and 1995, the Company obtained several new revolving lines of credit and increased the borrowing availability on existing lines of credit to be used for construction purposes. These lines allow the Company to finance a defined number of speculative homes and an unlimited number of presold homes as long as the total amount of the commitment is not exceeded. Certain of the Company's construction facilities are commitments on individual houses. At December 31, 1996, the Company has total construction commitments available of $18,824,000.

     LAND - Notes payable related to unplatted land and land development at December 31 consist of the following:

     DESCRIPTION                                         1996          1995

     Interest at prime + 1.5% payable monthly        $1,694,000   $3,545,000

     Payable to related parties and other,
      interest at 10%                                   981,000    2,219,000

     Payable to related parties, interest at 12%        725,000      725,000

     Interest at prime + 1.5% payable monthly           625,000      361,000

     Interest at 14%                                    186,000      898,000

     Interest at 12% payable monthly                          -      263,000
                                                     ----------   ----------
     Total                                           $4,211,000   $8,011,000
                                                     ----------   ----------
                                                     ----------   ----------


     In February 1995, the Company consummated a $4,100,000 loan with a financial institution. The loan bears interest at prime plus 1.5%, matures February 20, 1999 and is secured by residential real estate. A portion of the proceeds from this new facility were used to pay off a $2,447,000 debt obligation at December 31, 1994, which was due in 1995, and resulted in an extraordinary gain of $153,000. In December 1996 borrowings available under the loan were increased by $2,000,000. The balance of the commitment has been used to fund lot development, model home furnishings, water tap purchases and interest payments. At December 31, 1996, the Company had $1,694,000 outstanding under this loan.

     The notes payable of $981,000 and $2,219,000 at December 31, 1996 and 1995 represent borrowings from members of the board of directors or companies controlled by members of the board and two unrelated entities. The loans bear interest at 10%, mature July 31, 1998 and are collateralized by residential real estate. The agreement provides the lenders with additional interest in the form of a participation payment of 50% of the adjusted profit of the project, as defined. Principal and interest payments are due as the underlying collateral is sold.

     As a part of the bond restructuring for a special district which provides services to one of the Company's projects, the Company was required to pay past due property taxes in the amount of $725,000. Financing for the payment of these taxes was provided by certain members of the board of directors or companies controlled by members of the board of directors. This obligation bears interest at 12%, is due April 1997 and is collateralized by residential real estate.

     In December 1995, the Company consummated a $1,169,000 loan to develop a residential townhouse project. The loan, which matures December 13, 1998, bears interest at prime plus 1.5% and is collateralized by the land. In December 1996, the Company modified this loan by $338,000 to acquire additional townhome lots. At December 31, 1996 and 1995, the Company had $625,000 and $361,000 of principal remaining on the loan.

     At December 31, 1996 and 1995, the Company had $186,000 and $898,000, respectively, outstanding related to a loan agreement with a real estate investment trust. The loan bears interest at 14%, and is secured by residential real estate. The original agreement provided the lender with additional interest in the form of a participation payment of $1,600 per lot as homes were closed and $175,000 when the multifamily ground at this project was sold. During 1994, the Company renegotiated this agreement to extend the maturity date to January 1, 1998 and increase the commitment to finance a replat and develop the multifamily ground for townhouse use. The $175,000 participation payment was replaced with a $1,600 per lot participation payment which is payable as the underlying collateral is sold. Interest is payable monthly. Two of the Company's directors are participating lenders with a 20% subordinate interest in the loan.

     At December 31, 1996, the Company had additional borrowings available under existing lender arrangements totaling $8,918,000; all amounts available are to be used for land development.

     OTHER - Other notes payable consist of the following at December 31:

     DESCRIPTION                                          1996         1995

     Payable to related parties and others, interest
      at prime plus 1.5%, convertible into common
      stock                                            $1,025,000   $1,025,000

     Interest at prime plus 1%, payable monthly,
      collateralized by the Company's office
      building (Note 7)                                   891,000    1,062,000

     Payable to related parties, interest at 10%,
      due February 1998                                   175,000      175,000

     Interest at prime +1%, unsecured, due
      March 1997                                            7,000      115,000
                                                       ----------   ----------
     Total                                             $2,098,000   $2,377,000
                                                       ----------   ----------
                                                       ----------   ----------

     On July 22, 1993, the Company issued $1,025,000 in unsecured convertible debt to certain members of the board of directors, a company controlled by a director, and an unrelated entity. The debt is convertible into common stock at the option of the holders at the rate of $3 of unpaid principal for each share of common stock. The obligation matures on September 30, 1997. Interest accrues at prime plus 1.5%, payable monthly.

     The Company's note payable, collateralized by the Company's office building, was repaid from the sales proceeds of the Company's office property in March 1997. The note required annual principal payments of $125,000 and was due December 31, 2002. The outstanding balance was $891,000 and $1,062,000 at December 31, 1996 and 1995, respectively. (See
     Note 7).

     On June 22, 1995, the Company entered into an agreement to satisfy a $2,756,000 obligation for a $750,000 cash payment, which resulted in an extraordinary gain of $2,006,000. The cash payment was primarily made from the proceeds of the common stock offering discussed in Note 4. In addition, the Company was obligated to this lender for stock appreciation rights on 500,000 shares of the Company's common stock, which was also satisfied in full with the cash payment to the lender.

     In December 1996, the Company obtained a commitment for a revolving line of credit for working capital in the amount of $1,700,000. No advances had been made as of December 31, 1996.

     The debt obligations of the Company, excluding construction financing and assuming principal is paid at loan maturity, are scheduled below. In addition, the proforma presentation schedules these debt obligations excluding the note collateralized by the office building, which was paid off in March 1997 (See Note 7):

                                                                PROFORMA
                                      DECEMBER 31, 1996     DECEMBER 31, 1996

     1997                                 $2,057,000            $1,932,000
     1998                                  3,611,000             3,486,000
     1999                                    125,000                     -
     2000                                    125,000                     -
     2001                                    125,000                     -
     Thereafter                              266,000                     -
                                          ----------            ----------
     Total                                $6,309,000            $5,418,000
                                          ----------            ----------
                                          ----------            ----------

     During the years ended December 31, 1996, 1995 and 1994, interest of $2,955,000, $3,693,000 and $3,668,000 was incurred, of which $753,000,
     $901,000 and $683,000 was from related parties. Interest totaling $1,738,000, $1,668,000 and $1,815,000 was capitalized in each of the respective years. Interest paid, net of amounts capitalized , totaled $1,320,000, $1,941,000 and $1,853,000 in 1996, 1995 and 1994, respectively.
     The weighted average interest rate for the years ended December 31, 1996, 1995 and 1994 was 13.6%, 14.59% and 15.35%, respectively.

     FAIR VALUE - The Company used the following methods and assumptions to estimate its fair value disclosures for notes payable:

     CONSTRUCTION -   Due to the short term nature and characteristics of
                      the Company's construction borrowings, the carrying amounts reported in the balance sheet as of December 31, 1996 approximate the fair value of the liabilities.

     LAND AND OTHER - Management has evaluated the Company's land and other obligations based on rates currently available to the Company for debt with similar collateral, terms and maturities. Management has concluded that the carrying amounts reported in the balance sheet as of December 31, 1996, approximate the fair value of the obligations.

3.   INCOME TAXES

     The Company computes deferred income taxes based on the difference between the financial statement and income tax bases of assets and liabilities and operating loss and tax credit carryforwards, using enacted tax rates.
     The components of income taxes are as follows:

                                      1996            1995        1994

     Current                        $  9,000       $  40,000    $      -
     Deferred                        (33,000)       (754,000)    (65,000)
                                    --------       ---------    --------
     Tax benefit from continuing
      operations                    $(24,000)      $(714,000)   $(65,000)
                                    --------       ---------    --------
                                    --------       ---------    --------

     The deferred income tax benefit for 1995 of $754,000 results from the change in the valuation allowance established for net deferred tax assets upon adoption of SFAS No. 109, resulting primarily from the utilization of net operating loss carryforwards to offset the gain on debt extinguishments.

     The tax effects of significant items comprising the Company's net deferred tax asset as of December 31 are as follows:

                                                     1996           1995

     DEFERRED TAX ASSETS:
        Residential real estate                   $ 2,422,000   $ 2,623,000
        Tax credits and net operating loss
         carryforwards                                491,000       764,000
        Accruals                                       92,000       177,000
        Warranty reserve                              181,000       118,000
        Depreciation                                  105,000        42,000
        Other                                          17,000         8,000
                                                  -----------   -----------
     Total                                          3,308,000     3,732,000
                                                  -----------   -----------
     DEFERRED TAX LIABILITIES:
        Capitalized interest                          324,000       355,000
        Loss on sales of assets                        53,000        32,000
                                                  -----------   -----------
                                                    2,931,000     3,345,000
        Valuation allowance                        (2,581,000)   (3,028,000)
                                                  -----------   -----------
     Net deferred tax asset                       $   350,000   $   317,000
                                                  -----------   -----------
                                                  -----------   -----------

     A significant portion of the Company's deferred tax asset represents temporary differences between deductions for financial reporting and tax reporting, primarily land basis differences. As of December 31, 1996, the Company remains uncertain as to the realization of the total net deferred tax asset due to the cyclical nature of the real estate industry, factors that are outside the control of the Company, such as interest rates, as well as the Company's recent history of operating losses. The net change in the total valuation allowance during the years ended December 31, 1996 and 1995 was a reduction of $447,000 and $416,000, respectively, in response to revaluation of the results of future operations. At
     December 31, 1996, the Company had estimated net operating loss carryforwards of $495,000 which expire at various dates through 2007. At December 31, 1996, the Company had estimated alternative minimum tax credit carryforwards of $322,000, which may be carried forward indefinitely.

     The Company's effective tax rate does not bear a normal relationship to the expected United States statutory rate for any year presented due to the change in the previously provided valuation allowance.

4.   COMMON STOCK

     The Company has stock option plans giving certain officers and employees the right to purchase shares of its common stock at quoted market value at date of grant. At December 31, 1996, 760,000 shares have been reserved under the plans. The plans allow the options to be exercised in four equal annual installments, beginning one year after the date of grant, and have a maximum term of ten years.

                                               WEIGHTED-AVERAGE  NUMBER OF
                                                EXERCISE PRICE     SHARES

     Options outstanding, January 1, 1995:            $1.66       319,400
        Granted                                        2.00        50,000
        Forfeited                                      2.23       (80,500)
                                                      -----       -------
     Options outstanding, December 31, 1995:          $1.56       288,900
        Granted                                        1.06       325,000
        Forfeited                                      1.25        (9,760)
                                                      -----       -------
     Options outstanding, December 31, 1996           $1.31       604,140
                                                      -----       -------
                                                      -----       -------
     Total exercisable at December 31, 1996           $1.35       207,600
                                                      -----       -------
                                                      -----       -------

     As of December 31, 1996, the 604,140 options outstanding under the plan have exercise prices which range from $.65 to $2.50 and a weighted-average remaining contractual life of 8.06 years.

     The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized in the accompanying consolidated financial statements. The Company estimated the fair value of the employees' stock options using the Black-Scholes model with the following assumptions for 1995 and 1996: no dividend yield for both years; an expected life of 4 years for both years; expected volatility of 37 percent for both years; and risk-free interest rates of 5.9 percent for both years. The estimated fair value of the options granted in 1996 and 1995 was $131,000 and $38,000, respectively. Had compensation cost for the Company's plans been determined based on the fair value at the grant dates for awards under those plans in accordance with SFAS No. 123, the proforma effect on earnings in 1996 and 1995 would not have been material.

     During 1995, the Company completed a private placement of its common stock. The "best efforts" offering resulted in the sale of 1,530,000 shares at $1.50 per share. Two of the Company's directors converted short term loans to the Company, totaling $276,000, to common stock in lieu of repayment. Including this conversion, four of the Company's directors invested $750,000 in this private placement. The balance was purchased by "accredited investors" which were unaffiliated with the Company.

5.   EARNINGS (LOSS) PER SHARE

     Primary earnings per share was computed by dividing net income by the weighted average number of shares outstanding and, if dilutive, the effect of convertible debt and stock options. Fully diluted earnings per share was computed assuming conversion of convertible debt as of the beginning of the period. Net income used in calculating fully diluted earnings per share was decreased by tax effected interest incurred of $100,000, $103,000, and $90,000, for the years ended December 31, 1996, 1995 and 1994, respectively.

     The following table reflects the Company's calculation of the weighted average number of shares outstanding at December 31:

                                               1996                     1995                    1994
                                        -------------------     -------------------     -------------------
                                                     FULLY                   FULLY                   FULLY
                                        PRIMARY     DILUTED     PRIMARY     DILUTED     PRIMARY     DILUTED
     Weighted average number
      of common shares outstanding     7,340,800   7,340,800   6,279,500   6,279,500   5,698,500   5,698,500

     Incremental shares due
      to options                          62,000      62,000      43,300      43,300      95,800      95,800

     Incremental shares due to
      convertible debt                               341,700                 341,700                 341,700
                                       ---------   ---------   ---------   ---------   ---------   ---------
     Total                             7,402,800   7,744,500   6,322,800   6,664,500   5,794,300   6,136,000
                                       ---------   ---------   ---------   ---------   ---------   ---------
                                       ---------   ---------   ---------   ---------   ---------   ---------

6.   COMMITMENTS AND CONTINGENCIES AND OTHER MATTERS

     On June 16, 1994, a court-approved reorganization plan for a special district which provides water and sewer services to one of the Company's projects became effective. Under the terms of the reorganization plan, the Company entered into a tap purchase agreement which will require the Company to purchase 330 taps at a minimum rate of 40 taps per calendar year beginning in 1994. The price of the taps ranges from $13,000 to $17,500 depending on when they are purchased. The Company completed the required purchases of minimum taps in 1996 and 1995.

     The Company has a profit sharing retirement plan (the Plan). During 1996 the Plan was modified to include a 401(k) feature under which eligible employees may contribute up to 12% of their salaries. Company contributions are at the discretion of the Company's board of directors unless required by ERISA regulations, as was the case in 1996. Total Company contributions to the Plan for the year ended December 31, 1996 were $58,000.

     In December 1996 the Company's Board of Directors approved a profit sharing plan whereby pretax profit is shared with key employees based on formulas as defined in the agreement. Approximately $65,000 has been accrued as of December 31, 1996 with respect to this plan.

     The Company is involved in various legal matters of a nature incidental to its business which, in the opinion of management, should not have a material adverse effect on the Company.

7.   SUBSEQUENT EVENTS

     In March 1997, the Company sold their corporate headquarters at a gain. Proceeds from the sale were used to satisfy the $891,000 of outstanding debt which was secured by the property. The Company received a discount of approximately $106,000 in exchange for the early payoff. The gain on the sale of the property as well as the extinguishment of debt will be recorded in the first quarter of 1997. The Company has entered into a five year operating lease for new space which expires on June 30, 2002. Future minimum annual rental commitments under this lease are as follows:

          1997                                            $ 91,000
          1998                                             144,000
          1999                                             151,000
          2000                                             160,000
          2001                                             169,000
          Thereafter                                        87,000
                                                          --------
                                                          $802,000
                                                          --------
                                                          --------

                                 * * * * *

                                  Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            THE WRITER CORPORATION
                                 (Registrant)


/s/ George S. Writer, Jr.                  /s/ Daniel J. Nickless
--------------------------------------     -----------------------------------
By:  George S. Writer, Jr.                 By:  Daniel J. Nickless
(Chairman of the Board of Directors,       (Sr. Vice President, Chief Financial
Principal Executive Officer)               Officer and Treasurer)

                            Date:  March 21, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ George S. Writer, Jr.                  /s/ Ronald S. Loser
--------------------------------------     -----------------------------------
George S. Writer, Jr., March 21, 1997      Ronald S. Loser, March 21, 1997
(Chairman of the Board of Directors and    (Secretary and Director)
Principal Executive Officer)


/s/ Deane J. Writer, Jr.                   /s/ Roland Seidler, Jr.
--------------------------------------     -----------------------------------
Deane J. Writer, Jr., March 21, 1997       Roland Seidler, Jr., March 21, 1997
(Director)                                 (Director)


/s/ Louis P. Bansbach, III                 /s/ Robert G. Tointon
--------------------------------------     -----------------------------------
Louis P. Bansbach, III, March 21, 1997     Robert G. Tointon, March 21, 1997
(Director)                                 (Director)


/s/ John Crosland, Jr.,
--------------------------------------
John Crosland, Jr., March 21, 1997
(Director)