Form 10-Q
period 1997-03-31
WRITER CORP
filed 1997-05-13
CIK 108606

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

                [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended MARCH 31, 1997

                [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR
                      15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ______________ to _____________

                        Commission file number:      0-08305
                                                   ------------

                                THE WRITER CORPORATION
                (Exact name of registrant as specified in its charter)

                 COLORADO                                  84-0510478
     -------------------------------                   -------------------
     (State or other jurisdiction of                     (IRS Employer
      incorporation or organization)                   Identification No.

    27 INVERNESS DRIVE EAST, ENGLEWOOD, COLORADO              80112
    --------------------------------------------       -------------------
     (Address of principal executive offices)                Zip Code

                                    (303) 790-2870
                                -----------------------
                 (Registrant's telephone number, including area code)

                                    NOT APPLICABLE
                                -----------------------
            (Former name, former address and former fiscal year, if change since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant is required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes  X     No
                       ---       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendment to
Form 10-K.    X
             ---

                  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   Yes        No
                            ---       ---

                        APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 7,354,600 shares as of March 31, 1997.

                                THE WRITER CORPORATION
                                   AND SUBSIDIARIES

                                        INDEX


                                                            Page
PART   I.     FINANCIAL INFORMATION                        Number
                                                           ------

    Item 1.   FINANCIAL STATEMENTS

              Consolidated Balance Sheets March 31,
              1997 (Unaudited) and December 31, 1996          3

              Condensed Consolidated Statements
              of Operations for the three months
              ended March 31, 1997 and 1996 (Unaudited)       5

              Condensed Consolidated Statements of Cash
              Flows for the three months ended March 31,
              1997 and 1996 (Unaudited)                       6

              Notes to Consolidated Financial Statements
              (Unaudited)                                     7

    Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS   8

PART II. OTHER INFORMATION                                   12

                             THE WRITER CORPORATION
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                          March 31,        December 31,
                                            1997               1996
                                        -----------        ------------
                                        (Unaudited)
ASSETS

Residential Real Estate Held for Sale
 and Investment, net:

    Homes under construction            $12,245,000        $12,884,000
    Model homes and furnishings           3,389,000          3,439,000
    Land and land development            12,883,000         10,692,000
    Raw land                              3,317,000          6,403,000
                                        -----------        -----------
         Total                           31,834,000         33,418,000

Office Property and Equipment, less
 accumulated depreciation of $577,000
 and $804,000:                              378,000            604,000

Other Assets:
    Cash and cash equivalents             1,071,000            995,000
    Restricted cash                         738,000            667,000
    Accounts receivable                     315,000            235,000
    Deferred tax asset                      350,000            350,000
    Other                                   376,000            381,000
                                        -----------        -----------

         Total                          $35,062,000        $36,650,000
                                        -----------        -----------
                                        -----------        -----------

                                  (Continued)

                            THE WRITER CORPORATION
                               AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                                               March 31,     December 31,
                                                 1997            1996
                                             -----------     ------------
                                             (Unaudited)
LIABILITIES

    Notes payable                            $14,280,000    $17,241,000
    Accounts payable and accrued expenses      5,094,000      5,060,000
    Accrued interest                             430,000        428,000
                                             -----------    -----------
        Total                                 19,804,000     22,729,000

STOCKHOLDERS' EQUITY (Note B)

    Common stock, $.10 par value;
     authorized, 10,000,000 shares;
     7,354,600 and 7,354,600 shares
     issued and outstanding                      735,000        735,000
    Additional paid-in capital                12,352,000     12,352,000
    Retained Earnings                          2,171,000        834,000
                                             -----------    -----------

        Total Stockholders' Equity, net       15,258,000     13,921,000
                                             -----------    -----------

                                             $35,062,000    $36,650,000
                                             -----------    -----------
                                             -----------    -----------

                                                            (Concluded)



                See notes to consolidated financial statements.

                            THE WRITER CORPORATION
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                              For the Three Months
                                                 Ended March 31,

                                               1997           1996
                                               ----           ----
Residential operations:
    Revenue                                $10,642,000    $ 8,932,000
    Cost of sales                           (8,612,000)    (7,639,000)
    Expenses                                (1,715,000)    (1,464,000)
                                           -----------    -----------
Income (loss) from residential operations      315,000       (171,000)

Interest and other income, net                 915,000         49,000
                                           -----------    -----------

Net income (loss) before extraordinary item  1,230,000       (122,000)

Extraordinary item - gain on early
 extinguishment of debt                        106,000
                                           -----------    -----------

Net income (loss)                           $1,336,000    $  (122,000)
                                           -----------    -----------

Earnings (loss) per share:
    Continuing operations                        $0.17         ($0.02)
    Extraordinary item                            0.01           0.00
                                           -----------    -----------
    Net earnings (loss)                          $0.18         ($0.02)
                                           -----------    -----------
                                           -----------    -----------

Weighted average number of shares
 outstanding:                                7,354,600      7,298,900



             See notes to consolidated financial statements.

                                THE WRITER CORPORATION
                                   AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                   For the Three Months
                                                       Ended March 31,
                                                     1997           1996
                                                     ----           ----
NET CASH PROVIDED BY OPERATING
ACTIVITIES:
                                                   3,123,000     $   514,000
                                                 -----------     -----------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchases of office property and equipment         (86,000)        (44,000)
                                                 -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                      5,013,000       4,929,000
  Principal payments on notes payable             (7,974,000)     (5,716,000)
  Proceeds from the sale of common stock                              83,000
                                                 -----------     -----------
      Net cash used in financing activities       (2,961,000)       (704,000)
                                                 -----------     -----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                    76,000        (234,000)

CASH AND CASH EQUIVALENTS, beginning of period       995,000       1,409,000
                                                 -----------     -----------
CASH AND CASH EQUIVALENTS, end of period         $ 1,071,000     $ 1,175,000
                                                 -----------     -----------
                                                 -----------     -----------


                   See notes to consolidated financial statements.

                                THE WRITER CORPORATION
                                   AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)


A.  ACCOUNTING POLICIES:

The consolidated balance sheet as of March 31, 1997 and the related condensed consolidated statements of operations and cash flows for the three month period ended March 31, 1997 and 1996 are unaudited, but in management's opinion, include all adjustments necessary for a fair presentation of such financial statements. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements include the accounts of The Writer Corporation and its wholly owned subsidiaries (the Company). All significant intercompany transactions and balances have been eliminated in consolidation.

The financial statements should be read in conjunction with the audited Consolidated Financial Statements included in the annual report on Form 10-K for the year ended December 31, 1996. Except as described herein, the accounting policies utilized in the preparation of these financial statements are the same as those set forth in the Company's annual financial statements except as modified for interim accounting treatment.

In February, 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS #128) Earnings Per Share. This statement is effective for annual periods ending after December 15, 1997. The Company does not anticipate any material change to previously reported earnings per share as a result of the adoption of this statement.

                                THE WRITER CORPORATION
                                   AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION

At March 31, 1997 the Company's backlog was 52 units which was consistent with the December 31, 1996 backlog of 54. The backlog as of April 30, 1997 had increased to 62 units. The aforementioned backlog numbers reflect current stability in the market but a decrease from the Company's March 31, 1996 backlog which was 87 units. Stronger sales during the fourth quarter of 1995 and the first quarter of 1996 when compared to 1996 and 1997 account for this decrease. The published forecasts for the Denver Metropolitan area predict a decrease in housing starts. However, contrary to these predictions the overall Denver Metropolitan area has posted gains in permits issued over the prior year through the first quarter.

The Company's cost of homes under construction has remained relative to the overall backlog numbers mentioned above and result in a decrease of approximately $639,000 from the year end balance.

Model homes and furnishings also remain stable from year end as the Company completed new models for its Summerhill project while marketing the existing models previously utilized.

During the first quarter of 1997, the Company's land and land development increased by a net of approximately $2,191,000 which reflects the transfer of raw land costs to development, and new development expenditures which are reflective of the Company's continuing effort to move assets into production as quickly as possible. During the quarter the Company began development on a 141 lot filing at its Castle Pines North project. In addition, during January of 1997 the Company sold 12 developed lots which were scattered throughout the Castle Pines North project. This sale was made to close out prior active filings so efforts could be focused on more contiguous sites. The Company is also developing the second phase of its Settler's Village community in Highlands Ranch.

The increase in land and land development corresponds to the decrease in raw land as the cost of raw land is transferred to the development category as production begins.

The Company's office properties and equipment decreased during the first quarter by $226,000. This amount reflects the netting of approximately $85,000 which the Company has expended to purchase a new management information system, with the sale of the Company's office building and corporate headquarters. A significant gain on sale and reduction in debt resulted from the sale of the office building as discussed below.

The Company's cash position remained consistent with its year end balances. The restricted cash accounts have increased slightly due to the required escrowing of funds related to the Company's development agreement for its Castle Pines North project. Under the terms of the development loan agreement, the Company is required to maintain cash balances equal to its annual tap obligation and certain other monies to support outstanding letters of credit related to the development work at the project. On April 30, 1997 the Company disbursed $190,000 from this restricted cash account to fulfill its current obligation under the aforementioned tap purchase agreement.

The Company's accounts receivable balance increased by approximately $80,000, related primarily to the recording of the receivable for taps which were sold pursuant to the aforementioned lot sale. The other assets decreased slightly during the quarter, which was attributable primarily to amortization of prepaid expenses.

Liabilities, including notes payable and accrued costs, decreased by $2,925,000 during the quarter as cash from operations was applied to debt and because inventory levels decreased in the quarter. Virtually all of the Company's work in process inventory is financed.

RESULTS OF OPERATIONS

The Company closed 44 units during the three month period ended March 31, 1997, compared to 41 units in the prior year first quarter. In addition the average sales price of homes sold, excluding the revenue generated from the 12 lot sales was $226,000, an increase of approximately $8,000 over the previous year period. Combination of these factors resulted in total revenue increase of approximately $1,700,000, which represents a 19% improvement over the prior year quarter. The increase on average sales price reflects the change in the mix of single family and cluster homes sold during the periods. The Company continues to emphasize its single family product notwithstanding the Company's mix of land inventory which is weighted toward attached product. The table below illustrates the Company's sales mix for the periods presented.

Closings                             Townhomes   Cluster Homes  Single Family   Total
--------                             ---------   -------------  -------------   -----
3 month period ended Mar. 31, 1997      15              2             27          44

3 month period ended Mar. 31, 1996      15              4             22          41

Although, the cost of sales increased by $973,000, or approximately 13% from the prior year first quarter including the cost of the 12 lots marketed, due to increased sales revenue, the Company had a gross profit of approximately $2,030,000 versus $1,293,000 in the prior year. In addition, the quarterly gross profit percentage improved by approximately 4.6% to 19.1% in the first quarter, up from 14.5% in 1996. Included in the gross profit for the first quarter was approximately $206,000 related to the previously mentioned lot sales.

The Company's construction costs were approximately 71.7% of revenue during the first quarter of 1997 versus 73.6% during 1996. Improvement in direct construction costs, as a percentage of revenue, reflects the Company's ongoing efforts to maximize its efficiencies within the design, purchasing, scheduling and production processes. In addition to the improvement in the direct construction costs, the Company's indirect costs, as a percentage of revenue, which are capitalized to inventory and subsequently expensed were also reduced during 1996. This trend continued in the first quarter of 1997 which reflects the overall decrease in development and construction costs incurred through the periods.

The factors above resulted in income from residential operations of $315,000 during the quarter compared to a loss of $171,000 in the prior year period.

Because many competitors in the Company's primary marketing area have been aggressive in order to gain or maintain market share, the Company anticipates continued pressure on its gross margins due to this competition as well as an overall anticipated slow down in the market place.

The Company's operating expenses remain relatively consistent between the first quarters of 1997 and 1996. As a percentage of revenue, these costs were reduced by approximately 0.3% of revenue when compared to the prior year first quarter. The Company continues to focus on areas to reduce costs.

On March 15, 1997, the Company finalized a transaction to sell its office building. A gain on the sale of approximately $542,000 was recorded as other income in the quarterly results presented herewith. In addition to this gain, the Company retired the debt which was collateralized by the office building at a discount which created income as discussed below. Also included in the other income category is $342,000, which represents a one time refund of impact fees previously paid as the Company obtained building permits over the last several years in Douglas County.

The first quarter results also reflect $106,000 related to the extraordinary gain on the early extinguishment of debt. This amount is the discount the Company received on the early payoff of the debt which collateralized the Company's office facilities.

As a result of these aforementioned factors, the Company posted net income of $1,336,000 of which $315,000 resulted from residential operations, versus a loss of $122,000 in the prior year first quarter.

LIQUIDITY AND CAPITAL RESOURCES

During December of 1996, the Company finalized an agreement with one of its lenders under which it obtained a $1,700,000 working capital line of credit. The line is secured with the collateral value of the Company's Castle Pines North project, primarily related to the lots which are currently undeveloped. The facility matures on December 30, 1998. Management believes that this facility provides adequate liquidity to support the managed growth which the Company intends to pursue in the near future. Because of the liquidity provided by the line, the Company used operating funds to repay a loan which it previously had with three affiliates of the Company. This loan which was used specifically to install foundations prior to construction loan set ups was repaid in full in January of 1997.

In addition during the first quarter the Company generated $3,123,000 of cash from its operating activities. These funds were used primarily to repay outstanding debt and maintain the balance of other accrued liabilities.

Because the Company's earnings and cash flows have been positive over the last fiscal year and during the first quarter of 1997, the Company now enjoys a debt to equity ratio which is less than one to one. Management believes that this demonstrates significant strength within the Company's balance sheet which management believes will assist us in obtaining more favorable financing for both construction and development activities. The Company continues to limit its interest and administrative costs by focusing on more traditional and comprehensive lending relationships which are now available to it.

The Company currently has a $15,000,000 revolving construction facility committed to by one of its national lenders. This facility matures during the second quarter of 1997 and the Company is currently negotiating the renewal of this facility which will be important in order to sustain the gains the Company has made in reducing its interest carry and operating costs.

Management believes it will be able to expand its current development facility during the second quarter to include the funds necessary for Phase II of its Settler's Village townhome project. An increase in this facility will be necessary in order to provide an uninterrupted supply of lots for building at this project.

The Company intends to finish the development and building at its Greenbrook project and is currently investigating both development and construction financing sources which will be necessary for that project. Approximately 100 partially developed lots remain at that project, and all significant development infrastructure is complete, including a community center, pool and tennis courts. If suitable financing can be arranged, it is anticipated that development will begin during the second or third quarter of 1997.

In addition, the Company entered into a contract for the purchase of 119 lots at a new development site in Metropolitan Denver. Acquisition and development financing is currently being sought for this project, and several contingencies in the contract must be resolved prior to closing. Management anticipates the need for an equity contribution by the Company in order to close the land acquisition and finance the development of this project. At this time the amount of required equity has not been determined, but it is anticipated that it would be generated from operations or through the use of the Company's working capital line of credit.

The Company's liquidity picture has improved greatly during the last two years. However, the Company will continue to utilize most of the cash it generates in its operations. In addition, the Company has purchased new software for its management information purposes and will acquire the complimenting computer hardware necessary for the system during the second quarter of 1997. Although the cash resources of the Company are sufficient to provide for this purchase, alternative sources including leasing are being investigated.

Throughout 1997 the Company anticipates new model complexes opening at several of its projects. The Company will be required to provide equity for the model furnishings and the sales office for use at these sites, the level of which can not be determined at this time. It is anticipated that this equity will be provided through operations and or in combination with advances from the Company's working capital line.

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

    (b) There were no reports on Form 8-K filed for the three months ended March 31, 1997.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       THE WRITER CORPORATION
                                             (Registrant)


Date:  May 5, 1997                     /s/ DANIEL J. NICKLESS
                                       ---------------------------------------
                                       By:  Daniel J. Nickless
                                       Sr. Vice President and
                                       Chief Financial Officer