Form 10-Q
period 1997-06-30
WRITER CORP
filed 1997-08-11
CIK 108606

                                      UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549

                                       FORM 10-Q

                [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the quarterly period ended June 30, 1997
                                                    -----------------
                  [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
                     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from                to
                                           --------------    -------------
                              Commission file number:      0-08305
                                                          ---------

                                THE WRITER CORPORATION
                 ------------------------------------------------------
                 (Exact name of registrant as specified in its charter)

              COLORADO                                          84-0510478
   -------------------------------                          -----------------
   (State or other jurisdiction of                            (IRS Employer
    incorporation or organization)                          Identification No.

            6061 S. Willow Dr., #232, Englewood, Colorado           80111
          -----------------------------------------------------------------
              (Address of principal executive offices)             Zip Code

                                    (303) 779-4100
                 ----------------------------------------------------
                 (Registrant's telephone number, including area code)

                                    Not Applicable
                  ---------------------------------------------------
                 (Former name, former address and former fiscal year,
                             if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant is required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes  X    No
                       ---      ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendment to
Form 10-K.  X
           ---

                  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   Yes          No
                            ---         ---

                        APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's
classes of common stock, as of the latest practicable date.   7,354,600
shares as of August 8, 1997.

                                THE WRITER CORPORATION
                                   AND SUBSIDIARIES

                                         INDEX


                                                                      Page
PART I.     FINANCIAL INFORMATION                                    Number
                                                                     ------
   Item 1.  FINANCIAL STATEMENTS

            Consolidated Balance Sheets
            June 30, 1997 (Unaudited) and
            December 31, 1996                                           3

            Condensed Consolidated Statements
            of Operations for the three and six months
            ended June 30, 1997 and 1996 (Unaudited)                    5

            Condensed Consolidated Statements of Cash Flows
            for the six months ended June 30, 1997 and
            1996 (Unaudited)                                            6

            Notes to Consolidated Financial Statements (Unaudited)      7

   Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS, LIQUIDITY AND
            CAPITAL RESOURCES                                           8

PART II.    OTHER INFORMATION                                          12

                                THE WRITER CORPORATION
                                   AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS


                                                  June 30,     December 31,
                                                    1997           1996
                                                    ----           ----
                                                (Unaudited)

ASSETS
------

Residential real estate held for sale, net:

  Homes under construction                      $16,263,000    $12,884,000
  Model homes and furnishings                     3,509,000      3,439,000
  Land and land development                      11,157,000     10,692,000
  Unplatted land                                  2,828,000      6,403,000
                                                -----------    -----------
    Subtotal                                     33,757,000     33,418,000

Office property and equipment, less accumulated
  depreciation of $399,000 and $804,000             501,000        604,000

Other assets:
  Cash and cash equivalents                         381,000        995,000
  Restricted cash                                   682,000        667,000
  Accounts receivable                               333,000        235,000
  Deferred tax asset                                350,000        350,000
  Other                                             555,000        381,000
                                                -----------    -----------
    Total Assets                                $36,559,000    $36,650,000
                                                -----------    -----------
                                                -----------    -----------


                                   (Continued)

                                THE WRITER CORPORATION
                                   AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS


                                                   June 30,    December 31,
                                                     1997          1996
                                                     ----          ----
                                                 (Unaudited)

LIABILITIES
-----------

  Notes payable                                  $15,689,000   $17,241,000
  Accounts payable and accrued expenses            5,340,000     5,060,000
  Accrued interest                                   195,000       428,000
                                                 -----------   -----------
    Subtotal                                      21,224,000    22,729,000

STOCKHOLDERS' EQUITY
--------------------

  Common stock, $.10 par value; authorized,
  10,000,000 shares; 7,354,600 and 7,354,600
  shares issued and outstanding                      735,000       735,000
  Additional paid-in capital                      12,352,000    12,352,000
  Retained earnings                                2,248,000       834,000
                                                 -----------   -----------

    Total                                         15,335,000    13,921,000
                                                 -----------   -----------

    Total Liabilities and Stockholders' Equity   $36,559,000   $36,650,000
                                                 -----------   -----------
                                                 -----------   -----------
                                                               (Concluded)

                    See notes to consolidated financial statements.

                               THE WRITER CORPORATION
                                   AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                                For the Three Months        For the Six Months
                                                   Ended June 30,             Ended June 30,
                                                1997          1996           1997           1996
                                                ----          ----           ----           ----
Residential operations:
  Revenue                                  $ 8,264,000    $10,998,000   $ 18,906,000   $ 19,930,000
  Cost of sales                             (6,546,000)    (9,158,000)   (15,158,000)   (16,797,000)
  Expenses                                  (1,665,000)    (1,591,000)    (3,380,000)    (3,055,000)
                                           -----------    -----------   ------------   ------------
Income from residential operations              53,000        249,000        368,000         78,000

Interest and other income, net                  24,000         60,000        939,000        109,000
                                           -----------    -----------   ------------   ------------
Net income before extraordinary item            77,000        309,000      1,307,000        187,000

Extraordinary item-gain on extinguishment
of debt                                                                      106,000
                                           -----------    -----------   ------------   ------------
Net income                                 $    77,000    $   309,000   $  1,413,000   $    187,000
                                           -----------    -----------   ------------   ------------
                                           -----------    -----------   ------------   ------------
Earnings per share:
  Continuing operations                    $      0.01    $      0.04   $       0.18   $       0.03
  Extraordinary item                               -              -     $       0.01            -
                                           -----------    -----------   ------------   ------------
  Net income                               $      0.01    $      0.04   $       0.19   $       0.03
                                           -----------    -----------   ------------   ------------
                                           -----------    -----------   ------------   ------------
Weighted average number of shares
Outstanding                                  7,354,590      7,359,949      7,354,590      7,386,397


                   See notes to consolidated financial statements.

                                THE WRITER CORPORATION
                                   AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                    For the Six Months
                                                      Ended June 30,
                                                     1997           1996
                                                     ----           ----

NET CASH PROVIDED BY OPERATING ACTIVITIES:     $    315,000    $    896,000
                                               ------------    ------------
CASH FLOWS PROVIDED BY (USED IN) INVESTING
ACTIVITIES
  Purchases of office property and equipment       (282,000)        (95,000)
  Proceeds from sale of office property             905,000
                                               ------------    ------------
    Net cash provided by (used in)
      investing activity                            623,000         (95,000)
                                               ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                    12,229,000      11,251,000
  Principal payments on notes payable           (13,781,000)    (12,591,000)
  Proceeds from the sale of common stock                             83,000
                                               ------------    ------------
    Net cash used in financing activities        (1,552,000)     (1,257,000)
                                               ------------    ------------
NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                 (614,000)       (456,000)

CASH AND CASH EQUIVALENTS, beginning of period      995,000       1,409,000
                                               ------------    ------------
CASH AND CASH EQUIVALENTS, end of period       $    381,000    $    953,000
                                               ------------    ------------
                                               ------------    ------------

                   See notes to consolidated financial statements.

                                THE WRITER CORPORATION
                                   AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)


A.   ACCOUNTING POLICIES:

The consolidated balance sheet as of June 30, 1997 and the related condensed consolidated statements of operations and cash flows for the six month period ended June 30, 1997 and 1996 are unaudited, but in management's opinion, include all adjustments necessary for a fair presentation of such financial statements. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

                                THE WRITER CORPORATION
                                   AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES.

FINANCIAL CONDITION

During the second quarter of 1997, the Company increased its backlog of sales contracts by 52% over the previous quarter end, to 79 units from 52 units. A similar increase is reflected from the backlog numbers at December 31, 1996 at which time the backlog was 54 units. These increases reflect market conditions which have been stable and the recent drop in long term mortgage rates, which provides a wider spectrum of potential home buyers for the Company's product. The Company's backlog at June 30, 1996 was 96 units which reflects stronger sales in the last quarter of 1995 and the first quarter of 1996 than the Company has experienced during this fiscal year. The Company's dollar backlog at June 30, 1997 was $17,521,000 compared to $11,885,000 at December 31, 1996 and
$20,773,00 at June 30, 1996.

The Company's work in process inventory of homes under construction increased by approximately $3,379,000 or 26% since December 31, 1996. This increase is primarily attributable to the increase in sales contract backlog previously mentioned, and some increase in speculative inventory.

The Company's model homes and furnishings account has increased by approximately $70,000 since year end due to the completion of new models for the Company's Summerhill project, net of the previously used models which were sold during the first two quarters. Also the Company has begun construction of new models for its Castle Pines North project and therefore anticipates further increases in these expenditures throughout 1997.

The Company's land development net of finished lots being transferred to work in process inventory increased by approximately $465,000 or 4.3% from the December 31, 1996 balance. The Company is actively developing two new filings at its Castle Pines North project and has recently begun development for the lots remaining at the Company's Greenbrook project. In addition, the Company continues to develop ground for its townhomes at both the Settler's Village project in Highlands Ranch and at its Northpark project.

The Company's unplatted land decreased by $3,575,000 during the first two quarters of 1997 from approximately $6,403,000 to $2,828,000. This 56% decrease reflects the platting of the aforementioned filings at Castle Pines North as well as the transfer of the raw ground at the Company's Settler's Village project into development. With the transfers of these areas into development, the Company has two unplatted filings remaining at its Castle Pines North project. Both are currently in the platting process.

In April, 1997, the Company entered into a contract to purchase 11.8 acres of ground for 120 townhome units. Pursuant to the agreement, the Company has placed $141,000 of earnest money with the Seller which represents the majority of the increase in other assets. The ground is included in a redevelopment master plan of the former Lowry Airforce Base. If all contract contingencies are satisfied, the Company expects to begin initial development and construction activity in 1997.

The Company's office property and equipment decreased by approximately $103,000 or 17% during the first two quarters of 1997 which is primarily the net effect of two transactions. The first dealt with the finalization of the sale of the Company's office property on March 15, 1997. A gain on sale of approximately $552,000 was recorded during the first quarter on this transaction. Additionally during the second quarter, the Company spent approximately $282,000 on new office furnishings, computer software, and computer equipment for the management information system to which the Company expects to convert during 1997. Some of these expenditures may be refinanced through a lease transaction. In addition, the Company incurred additional expenditures in order to provide new equipment and furnishings at each of its sales centers. Ultimately, the Company intends to integrate its management information software with the Company's sales centers in order to enhance sales and marketing efforts and administrative capabilities.

The Company's notes payable have decreased from the year end balance by approximately $1,552,000 or 9%. The majority of this activity reflects the net change from construction loan advances and scheduled debt repayments tied to individual house closings with third party buyers, however, approximately $891,000 of secured debt was retired with the sale of the Company's office building during the first quarter. During the second quarter of 1997, the Company's overall debt increased by approximately $1,400,000 from the first quarter of 1997 related to additional borrowings for the work in process inventory. Virtually all of the Company's work in process inventory is financed through construction loans. The Company's accounts payable and accrued expense balance increased by $280,000 which is the net change of several individual accounts. The primary increase relates to trade payables and the timing of the Company's construction draw process with its lenders, driven by the overall increase of inventory levels discussed above.

The increase in stockholder's equity from January 1, 1997 to June 30, 1997 reflects the increase in retained earnings resulting from the Company's operating income for such period.

RESULTS OF OPERATIONS

The Company closed 38 and 82 units for the three and six month periods ending June 30, 1997 as compared to 52 and 93 for the same periods in the prior year. The Company's average sales price during the second quarter of 1997 was $217,500 as compared to $226,000 during the first quarter of 1997. The average price during the first quarter is adjusted to exclude the $695,000 of revenue generated from certain lot sales closed in that period. The Company's average sales price during the full year 1996 was $215,300. The combination of the change in sales prices and unit closing levels resulted in a decrease in revenue from home sales in the second quarter of approximately $1,683,000 or 20% from the first quarter of 1997. For the six month period ended June 30, 1997, the Company's revenue from home sales decreased by approximately $1,720,000 or 9% from the previous year comparable period. Although revenue decreased from the prior year, the Company improved its gross profits as further discussed below. The Company's average sales price is directly impacted by its mix of townhomes, single family, and cluster homes sold during the periods, this mix is illustrated in the table below.

CLOSINGS                           TOWNHOMES CLUSTER HOMES SINGLE FAMILY  TOTAL
--------                           --------- ------------- -------------  -----

3 month period ended June 30, 1997    19            3            16        38

3 month period ended June 30, 1996    17            3            32        52

6 month period ended June 30, 1997    34            5            43        82

6 month period ended June 30, 1996    32            7            54        93

During the second quarter of 1997, the Company incurred $6,546,000 in cost of sales resulting in a gross profit of 20.8% versus $9,158,000 in cost of sales which resulted in a gross profit of 16.7% during the comparable three month period ending June 30, 1996. This 4% improvement in gross profit percentage excludes the aforementioned lot sales and is indicative of the Company's ongoing efforts to maximize profit margins through direct cost savings and increase sales prices as market conditions will allow. For the six month period ending June 30, 1997, the Company's cost of sales was $15,158,000 which represented a 19.8% gross profit margin. For the six months ended June 30, 1996, the Company's cost of sales was $16,797,000 which resulted in a 15.7% gross profit. Expressed in dollars, the Company's gross profit improved by 20% as $3,748,000 of gross profit was generated through June 30, 1997 compared to $3,133,000 during the first six months of 1996.

The Company's operating expenses for the three months ended June 30, 1997 increased by approximately $74,000, or 5% when compared to the prior year second quarter. For the six month period ended June 30, 1997, the operating expenses increased by approximately $325,000 or 11% as compared to the six months ended June 30, 1996. At the beginning of 1997, the Company redefined some job descriptions and began treating salaries of certain construction management as general and administrative costs which in prior periods were included as construction costs. Although these costs are not significant to the Company's overall statements, they have impacted the comparisons related to the gross profit calculations and the operating expenses.

On March 15, 1997, the Company finalized a transaction to sell its office building. A gain on the sale of approximately $552,000 was recorded as other income in the six month results presented herewith. In addition to this gain, the Company retired the debt which was collateralized by the office building at a discount which created income as discussed below. Also included in the other income category for the six months ended June 30, 1997, is $342,000 which represents a one time refund of impact fees previously paid as the Company obtained building permits over the last several years in Douglas County. The six month results also reflect $106,000 related to the extraordinary gain on the early extinguishment of debt. This amount is the discount the Company received on the early payoff of the debt which collateralized the Company's office facilities.

As a result of the items discussed above, the Company recorded income from residential operations of $53,000 and $368,000 for the three and six month periods ended June 30, 1997 compared to income of $249,000 and $78,000 for the three and six month periods ended June 30, 1996. The results for the six month periods reflect the overall improvement in gross profits and expense containment during 1997.

LIQUIDITY AND CAPITAL RESOURCES

During the last two years the Company's liquidity has improved as the Company has returned to profitable operations. During the first six months of 1997, the Company generated approximately $315,000 of cash from its operating activities while using these funds and other cash reserves to purchase new office equipment as well as continue with our goal to reduce debt as quickly as possible.

In addition to the positive operating results, the Company's borrowing capabilities have been expanded based on positive operating results and the strength of the Company's balance sheet with particular emphasis on debt to equity ratio.

During the fourth quarter of 1996, the Company finalized a working capital line of credit for up to $1,700,000. The line is secured by the collateral value of the Company's Castle Pines North project, primarily lots which are proposed for development or for which development has recently begun. This facility matures on December 30, 1998. Management believes that this facility provides adequate liquidity to support the managed growth which the Company intends to achieve in the near future. The line of credit which has not been drawn on at this time reduces if any of the collateral is sold or transferred to homes under construction.

Based on the Company's current liquidity, Management has continued to focus on lending relationships which will reduce the Company's overall borrowing costs and streamline its administrative efforts associated therewith. The Company recently renewed its $15,000,000 revolving construction facility for a two year period with a new maturity date of June 1, 1999. The facility agreement was amended to provide more flexibility for the Company to start speculative inventory units and to reduce the cost of this facility.

The Company is in the process of negotiating a new loan facility which will provide funds to refinance the existing debt on the Company's Greenbrook project, as well as providing construction and development funds necessary to complete this project. The Company has also received a commitment from the same lender to provide financing for the proposed acquisition of lots, limited land development, and construction of townhome units at the Lowry Redevelopment Project. Although the loan agreements for both of the aforementioned transactions have not been executed, the Company anticipates finalization of these agreements during the third quarter of 1997.

The Company anticipates opening new model complexes for its Castle Pines North project as well as the models currently under construction at its Greenbrook project. Typically 100% of these costs can not be financed. The non-borrowed funds necessary to furnish the models and construct the sales offices will be provided from the Company's working capital line or from operations.

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

     (b) There were no reports on Form 8-K filed for the six months ended June 30, 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       THE WRITER CORPORATION
                                            (Registrant)


Date: August 8, 1997                   /s/ Daniel J. Nickless
                                       -----------------------------------
                                       By:  Daniel J. Nickless
                                       Sr. Vice President and
                                       Chief Financial Officer