Form 10-Q
period 1997-09-30
WRITER CORP
filed 1997-11-12
CIK 108606

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

            [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 1997
                                             ------------------

            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from                to
                                       --------------    --------------

                    Commission file number:      0-08305
                                            -------------------

                            THE WRITER CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 Colorado                               84-0510478
      -------------------------------                 ------------------
      (State or other jurisdiction of                   (IRS Employer
       incorporation or organization)                 Identification No.

      6061 S. Willow Dr., #232, Englewood, Colorado         80111
      ------------------------------------------------------------
     (Address of principal executive offices)              ZipCode

                                (303) 779-4100
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not Applicable
             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                           if change since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant is required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No
                                                    -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendment to
Form 10-K.   X
           -----

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   Yes       No
                            -----    -----

                        APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes
of common stock, as of the latest practicable date.   7,354,600 shares as of
September 30, 1997.

                            THE WRITER CORPORATION
                               AND SUBSIDIARIES

                                    INDEX


                                                                       Page
PART  I.      FINANCIAL INFORMATION                                   Number
                                                                      ------
    Item 1.   FINANCIAL STATEMENTS

              Consolidated Balance Sheets
              September 30, 1997 (Unaudited) and
              December 31, 1996                                          3

              Condensed Consolidated Statements
              of Operations for the three and nine months
              ended September 30, 1997 and 1996 (Unaudited)              5

              Condensed Consolidated Statements of Cash Flows
              for the nine months ended September 30, 1997 and
              1996 (Unaudited)                                           6

              Notes to Consolidated Financial Statements (Unaudited)     7

    Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS AND LIQUIDITY AND
              CAPITAL RESOURCES.                                         8

PART  II.     OTHER INFORMATION                                         13

                            THE WRITER CORPORATION
                               AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                  September 30,  December 31,
                                                     1997            1996
                                                  -------------  ------------
                                                  (Unaudited)
ASSETS

Residential real estate held for sale, net:

   Homes under construction                       $17,639,000    $12,884,000
   Model homes and furnishings                      3,127,000      3,439,000
   Land and land development                       10,366,000     10,692,000
   Unplatted land                                   2,861,000      6,403,000
                                                  -----------    -----------
        Total                                      33,993,000     33,418,000

Office property and equipment, less accumulated
   depreciation of $440,000 and $804,000:             434,000        604,000

Other assets:
   Cash and cash equivalents                        1,068,000        995,000
   Restricted cash                                    790,000        667,000
   Accounts receivable                                263,000        235,000
   Deferred tax asset                                 650,000        350,000
   Other                                              804,000        381,000
                                                  -----------    -----------

        Total Assets                              $38,002,000    $36,650,000
                                                  -----------    -----------
                                                  -----------    -----------


                                 (Continued)

                           THE WRITER CORPORATION
                               AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                  September 30,  December 31,
                                                     1997           1996
                                                  -------------  ------------
                                                  (Unaudited)
LIABILITIES

   Notes payable                                  $15,939,000    $17,241,000
   Accounts payable and accrued expenses            5,489,000      5,060,000
   Accrued interest                                   228,000        428,000
                                                  -----------    -----------

     Subtotal                                      21,656,000     22,729,000




STOCKHOLDERS' EQUITY

   Common stock, $.10 par value; authorized,
   10,000,000 shares; 7,354,600 and 7,354,600
   shares issued and outstanding                      735,000        735,000
   Additional paid-in capital                      12,352,000     12,352,000
   Retained earnings                                3,259,000        834,000
                                                  -----------    -----------

     Total                                         16,346,000     13,921,000
                                                  -----------    -----------


     Total Liabilities and Stockholders' Equity   $38,002,000    $36,650,000
                                                  -----------    -----------
                                                  -----------    -----------

                                                                 (Concluded)

                   See notes to consolidated financial statements.

                           THE WRITER CORPORATION
                               AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                       For the Three Months           For the Nine Months
                                        Ended September 30            Ended September 30,

                                          1997           1996           1997           1996
                                      -----------    -----------    -----------    -----------
Residential operations:
    Revenue                           $12,902,000    $12,990,000    $31,808,000    $32,920,000
    Cost of sales                     (10,565,000)   (10,931,000)   (25,723,000)   (27,728,000)
    Expenses                           (1,740,000)    (1,695,000)    (5,120,000)    (4,750,000)
                                      -----------    -----------    -----------    -----------
Income from residential operations        597,000        364,000        965,000        442,000

Interest and other income, net            195,000          6,000      1,134,000        115,000
                                      -----------    -----------    -----------    -----------

Net income before income taxes            792,000        370,000      2,099,000        557,000
Income taxes benefit (expense)            220,000         (9,000)       220,000         (9,000)
                                      -----------    -----------    -----------    -----------

Net income before extraordinary item    1,012,000        361,000      2,319,000        548,000
Extraordinary item-gain on
 extinguishment of debt                                                 106,000
                                      -----------    -----------    -----------    -----------

Net income                             $1,012,000       $361,000     $2,425,000       $548,000
                                      -----------    -----------    -----------    -----------
                                      -----------    -----------    -----------    -----------


Earnings per share:
        Continuing operations             $.14           $.05          $0.32           $.07
        Extraordinary item                   -              -          $0.01            -
                                          ----           ----          -----           ----
        Net income                        $.14           $.05          $0.33           $.07
                                          ----           ----          -----           ----
                                          ----           ----          -----           ----

Weighted average number of shares
        Outstanding                     7,354,590      7,383,231      7,354,590      7,367,858



                   See notes to consolidated financial statements.

                            THE WRITER CORPORATION
                               AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                            For the Nine Months
                                                            Ended September 30,
                                                           1997           1996
                                                       ------------   ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES:             $    784,000   $  3,575,000

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
 Purchases of office property and equipment                (314,000)       (95,000)
 Proceeds from sale of office property                      905,000
                                                       ------------   ------------

   Net cash provided by (used in) investing activity        591,000        (95,000)
                                                       ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from notes payable                             21,443,000     18,173,000
 Principal payments on notes payable                    (22,745,000)   (21,516,000)
 Proceeds from the sale of common stock                                     83,000
                                                       ------------   ------------

   Net cash used in financing activities                 (1,302,000)    (3,260,000)
                                                       ------------   ------------

NET INCREASE IN CASH AND
 CASH EQUIVALENTS                                            73,000        220,000

CASH AND CASH EQUIVALENTS, beginning of period              995,000      1,409,000
                                                       ------------   ------------

CASH AND CASH EQUIVALENTS, end of period               $  1,068,000   $  1,629,000
                                                       ------------   ------------
                                                       ------------   ------------


               See notes to consolidated financial statements.

                            THE WRITER CORPORATION
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

A.  ACCOUNTING POLICIES:

The consolidated balance sheet as of September 30, 1997, the related condensed consolidated statements of operations for the three and nine month periods ended September 30, 1997 and 1996 and the related condensed consolidated statements of cash flows for the nine month periods ended September 30, 1997 and 1996 are unaudited, but in management's opinion, include all adjustments necessary for a fair presentation of such financial statements. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

B.  INCOME TAXES:

The Company computes deferred income taxes based on the difference between the financial statement and income taxes bases of assets and liabilities and operating loss and tax credit carryforwards, using enacted tax rates.

The income tax benefit of $220,000 represents the net of estimated deferred income tax benefit and estimated current income tax expense. Current income taxes have been minimized as a result of the utilization of the Company's deferred tax asset, including its net operating loss carryforward.

The Company's continued trend of profitable residential operations has now provided a basis to estimate that more of its deferred tax asset can more likely than not be utilized. Therefore $300,000 of the valuation reserve for this asset has been released, providing income tax benefit during the third quarter of 1997. The majority of the Company's deferred tax asset which provides benefit is comprised of valuation reserves of land holdings which were expensed in prior periods and not deducted for tax reporting, and the net operating loss carryforward which was $495,000 at December 31, 1996.

                            THE WRITER CORPORATION
                               AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES.

FINANCIAL CONDITION

During the third quarter of 1997 the Company's financial condition continued to strengthen based on quarterly net income of $1,012,000. In addition during the first nine months of 1997, $784,000 of cash was provided from operations. The Company continues to focus on debt retirement, a net of $1,302,000 was repaid from activities year to date, and productive employment of its assets. All of the Company's land holdings are now under development except one parcel which is currently being platted and processed with the county.

The Company's backlog at September 30, 1997 was 80 units which was consistent with the prior quarter's backlog of 79 units. The Company's backlog at September 30, 1996 was 90 units. The Company's marketing area of Metropolitan Denver remained stable and the continued low interest rates in the mortgage market has allowed the Company to continue to attract a wider spectrum of potential home buyers for its product.

The Company's work in process inventory of homes under construction has increased by approximately $4,755,000, or 37% compared to the December 31, 1996 balance. This increase is primarily attributable to the 48% increase in contract backlog from year end which was 54 units at December 31, 1996. In addition, the Company has had some increase in speculative inventory commensurate with its higher sales level and higher sales expectations.

The Company's investment in model homes and furnishings has decreased by approximately 9%, or $312,000 from the previous year end balance. This decrease is primarily attributable to the Company's program of selling its models to investors and leasing them back for marketing purposes. In addition, the Company continues to scrutinize the number of models needed at each of its projects in order to efficiently market its product. During the third quarter the Company constructed new models at its Castle Pines North Knightsbridge project and sold the previously used models. The Company is currently constructing models at Castle Pines North for a new "Noble Ridge" product line which will replace the Company's current King's Crossing and Royal Hill product lines. This shift in strategy will provide for more efficient marketing and construction management while capitalizing on the most popular designs from each of the product lines.

The Company's land and land development decreased by approximately $326,000 which represents a net decrease from lots transferred to work in process and those currently under development. The Company is actively and aggressively developing its land holdings in order to maximize the potential return from these assets.

In July , 1997 the Company consummated a lot purchase agreement under which it will acquire 64 lots in Windsor, Colorado. The Company has purchased six lots and intends to begin marketing and constructing homes on them during the fourth quarter of 1997. As part of this agreement, the Company also secured the right to purchase additional lots based on certain terms as defined in the agreement. With this new marketing effort, the Company will initiate a Northern Colorado Division which will focus on development and building opportunities in the Northern Colorado area.

The Company intends to pursue land and or lot acquisition opportunities for this division and expects to generate closing revenue during the first half of 1998.

The Company's unplatted land decreased by approximately 55%, or $3,500,000 commensurate to the aforementioned efforts to employ assets into production. As part of this program, the Company has recently entered into two land sales contracts under which 62 lots in the Castle Pines North project will be marketed to other builders. Under the terms of the purchase agreements the Company will develop the lots prior to sale. The Company is currently developing this parcel.

At September 30, 1997, the Company has one remaining parcel of ground for which development has not begun. The parcel is an unplatted single family site which is zoned for attached product. The Company is currently processing this plat through the county, and finalizing its product designs with the intention of beginning development and construction in 1998.

The Company's office properties and equipment have decreased by approximately $170,000, or 28% from the December 31, 1996 balance. The decrease is attributable to the sale of the Company's office facility during the first quarter of 1997. The net year to date activity includes approximately $314,000 of equipment purchases the Company has made to update its computer equipment for a new management information system which the Company will convert to in 1998. In addition, the Company has entered into two operating leases for additional equipment and software during the quarter.

The Company's other assets have increased by approximately $423,000 related primarily to land deposits for the Lowry project and a receivable established pursuant to lot sales. The Company has sold ten lots in its Greenbrook project to the Homeowners Association for use as additional open space.

The Company's notes payable balance has decreased by approximately $1,302,000, or 8% since year end. A portion of this decrease relates to scheduled debt repayments tied to individual house closings with third party buyers, however approximately $891,000 of debt was retired commensurate to the sale of the Company's office building. During the third quarter the Company's overall debt increased by approximately $250,000, which is reflective of additional construction activity related to the work in process inventory. Virtually all of the Company's work in process inventory is financed through construction loans.

The Company's accounts payable and accrued liabilities have increase by approximately $429,000 since year end which is the net change of several individual accounts. The primary increases relate to customer deposits on home sales and trade accounts payable. The increase in payables is reflective of the timing of the Company's construction draw process with its lenders, driven by the overall increase in inventory levels discussed above. Based on current production levels, the Company's payables can vary significantly during and at month end depending on when bank draws are processed. In addition, the Company has begun to accrue federal and state income taxes, and retirement costs which will be paid at or after year end.

RESULTS OF OPERATIONS

In addition to closing the sale of twelve finished lots in the first quarter of 1997, the Company closed 58 and 140 units during the three and nine month periods ended September 30, 1997 as compared to 60 and 153 units for the prior year comparable periods. During the second quarter of 1997, the Company recorded 38 sales resulting in revenue of $8,264,000. The increase from the previous quarter of approximately $4,638,000, or 56% reflects the increased sales levels which the Company experienced during the first and second quarter of 1997 which have now been completed for closing. As previously mentioned, the Company's backlog to begin 1997 resulted in fewer closings during the first two quarters of 1997 than compared to 1996. This situation is also reflected in the comparable year to date revenue and units which notwithstanding higher revenue in the third quarter still reflect a decrease in revenue from the prior year periods. The Company's revenues for the nine months ended September 30, 1997 were $1,112,000, or 3% less than the prior year nine month period.

The table below illustrates the Company's closed product mix, which has been stable.

CLOSINGS                          TOWNHOMES  CLUSTER HOMES  SINGLE FAMILY  TOTAL
--------                          ---------  -------------  -------------  -----

3 month period ended Sept. 30, 1997   23           5             30          58

3 month period ended Sept. 30, 1996   24           6             30          60

9 month period ended Sept. 30, 1997   57          10             73         140

9 month period ended Sept. 30, 1996   56          13             84         153

The Company's average sales prices have been relatively stable. During the third quarter the average price was $222,500 and it averaged $222,200 for the first three quarters of 1997. These amounts compare to a $217,500 average during the second quarter of 1997 and a $215,300 average during the full year 1996.

During the third quarter of 1997 the Company's cost of sales decreased by approximately 3% while the revenue decrease was approximately 1% compared to the previous year periods. This improvement resulted in a gross profit of 18.1% during the quarter compared to 15.8% during the comparable three month period in 1996 or a 2.3% overall improvement. For the nine month periods ending September 30, the Company's cost of sales decreased by $2,494,000, or approximately 9% versus a revenue decrease of approximately 5%. These amounts exclude the revenue generated from certain lot sales of $695,000, which were recorded in the
first quarter of 1997.   The changes resulted in gross profit for the first
three quarters of 1997 of 18.9%, a 3.1% improvement over the 15.8% recorded during 1996. The improvement in gross margin is primarily the result of the Company's continued efforts to manage costs and the reclassification of certain costs as discussed below.

The Company's operating expenses increased by $43,000 to $1,740,000, or 13.5% of revenue during the third quarter compared to the prior year period. The Company's marketing and general and administrative expenses which are part of this line item increased by approximately $275,000 over the prior year period reflective of intensified marketing efforts and a redefining of some job descriptions under which the Company began treating certain salaries of production management as general and administrative costs which in prior periods were included as construction costs. Although these costs were not significant to the Company's overall financial results, they have impacted the comparisons related to the gross profit calculations and the operating expenses for the comparable quarters. The increase in marketing and general and administrative costs were essentially offset by a $254,000 decrease in interest cost which reflect lower rates and fees and additional amounts being capitalized to projects under construction.

For the nine month period ended September 30, 1997 and 1996, the Company's operating expenses were $5,120,000, and $4,750,000, respectively. This $370,000 increase represents approximately 1% of revenue during 1997.

This increase is also attributable to the aforementioned marketing and general and administrative expenses less the savings of interest due to lower rates and fees incurred and additional interest capitalized to assets which were not in production during the previous year.

The Company's interest and other income rose significantly during the quarter and reflects the refund of certain real estate taxes paid at several of the Company's projects where a protest of the valuations was successfully asserted with certain counties. These refunds represent amounts which the Company expenses through cost of sales. For the nine month period the Company's interest and other income includes a $552,000 gain of sale of the Company's office building and a $342,000 refund of fees that the Company had previously paid.

Although net income of $2,205,000 before tax was recognized through the nine month period end, current income taxes have been minimized as a result of the utilization of the Company's deferred tax asset that had previously been reserved. The Company's continued trend of profitable residential operations has now provided a basis to estimate that more of its deferred tax asset can more likely than not be utilized. Therefore $300,000 of the valuation reserve for this asset has been released, providing income tax benefit during the third quarter of 1997. The majority of the Company's deferred tax asset is comprised of valuation reserves of land holdings which were expensed in prior periods and not deducted for tax reporting, and the net operating loss carryforward which was $495,000 at December 31, 1996.

As a result of the items discussed above, the Company recorded net income before extraordinary items of $1,012,000, which represents a 180% improvement over the prior year's third quarter income which was $361,000. On a year to date basis, the Company has recorded $2,319,000 of income before extraordinary items compared to $548,000 for the prior year nine month period. The strong results from the third quarter of 1997 have resulted in net income of $2,425,000 for the nine months ended September 30, 1997 compared to $548,000 for the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

During the last two years the Company's liquidity has improved as the Company has returned to profitable operations. During the first nine months of 1997, the Company has generated approximately $784,000 of cash from operating activities while using these funds and other cash reserves to continue in its asset employment and debt reduction programs and to purchase new computer and other office equipment.

In addition to the stronger operating results, the Company's borrowing capabilities have been expanded based on the positive operating results and the strength of the Company's balance sheet with particular emphasis on its debt to equity ratio.

The Company has available to it an undrawn line of credit for up to $1,700,000. The line is secured by the collateral value of the Company's Castle Pines North project. Under the terms of the Company's existing agreement for this working capital facility, as the underlying collateral is transferred to non-affiliates adjustments are made to the availability under the line. The line may be adversely affected by the lot sales currently under contract. The Company has requested its lender to reevaluate the underlying collateral in general, in order to maintain the facility at its current commitment level if possible. Should these modification attempts be unsuccessful then the availability under the facility will be reduced by approximately $620,000, as the lots are transferred. Management believes that its current liquidity supplemented by the modified facility and the Company's other financing sources will continue to provide it with liquidity necessary to continue the planned expansion of the Company's activities.

In November the Company closed a new loan facility which refinanced the existing debt on the Company's Greenbrook project. The new facility will provide construction and limited development funds necessary to complete this project. The Company has also received a commitment from the same lender to provide financing for its acquisition of lots and limited land development and construction of townhome units at the Lowry Redevelopment Project. It is anticipated that this facility will be finalized during the fourth quarter of 1997, or early 1998.

In November of 1997, the Company received a $10,000,000 financing commitment from a national lender which will be used primarily for the financing of the lot acquisition and home construction in the Windsor project for the Company's new Northern Colorado Division. The terms of the commitment have been agreed upon and will include a provision for the acquisition and development of lots and the construction of homes. The Company's management believes this facility coupled with current cash or available line of credit funds will be adequate to provide the necessary financing for this start up project. The Company intends to identify other development and building opportunities for this Division and will supplement any additional financing needs not covered by the aforesaid commitment through its existing lending relationships.

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

   (b) There were no reports on Form 8-K filed for the nine months ended September 30, 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         THE WRITER CORPORATION
                                              (Registrant)


Date: November 10, 1997                  By:  /s/ Daniel J. Nickless
                                            -----------------------------
                                              Daniel J. Nickless
                                              Sr. Vice President and
                                              Chief Financial Officer