Form 10-K405
period 1997-12-31
WRITER CORP
filed 1998-03-27
CIK 108606

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

            [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
  For the fiscal year ended December 31, 1997, Commission file number 0-08305.

                           THE WRITER CORPORATION
-------------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

          Colorado                                              84-0510478
          --------                                              ----------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                              Identification No.)
6061 S. Willow Drive #232, Englewood, Colorado                     80111
----------------------------------------------                     -----
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:            (303) 779-4100
                                                               --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of Each Exchange on
      Title of Each Class                            Which Registered
      -------------------                            ----------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __X__

The aggregate market value of The Writer Corporation common shares on March 9, 1998 (based upon the average between the reported bid and asked prices of these shares traded over-the-counter) held by non-affiliates was approximately $7,419,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of March 15, 1998, 7,354,590 shares of The Writer Corporation's $.10 par value common stock were outstanding.

                                    PART I

ITEM 1.  BUSINESS.

The Writer Corporation is a developer and builder of planned residential communities in the Denver, Colorado area. During 1997 the Company started a Northern Colorado Division which is expected to generate closings in 1998. This new Division is headquartered in Windsor, Colorado.

The Company has received local and national recognition for the design of its planned residential communities which integrate single family homes and townhomes with extensive greenbelts, bicycle and walking paths, winding streets and family recreation facilities to create a beneficial lifestyle for their residents. From the date of its inception through December 31, 1997, the Company has closed the sale of 9,437 homes in 28 communities.

The Company's expansion with Northern Colorado includes two new projects. In addition the Company has acquired through an option agreement 120 townhome sites in the inner-city redevelopment of the former Lowry Air Force Base, in Denver, Colorado. (See Additional Discussion at Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations).

RESIDENTIAL DEVELOPMENTS

The Company markets its planned residential communities to a broad spectrum of middle and upper middle income buyers. Sales prices for the Company's homes currently range from approximately $120,000 to $328,000.

The following table presents historical data relating to sales of the Company's homes and homes under contract. 1997 Revenue includes $799,000 from 14 finished lot sales.

                                                 Year Ended December 31,
                                                 -----------------------
                                  1997        1996        1995        1994        1993
                                  ----        ----        ----        ----        ----
Total Revenues From
  Closed Sales (in thousands)   $ 44,098    $ 46,284    $ 31,960    $ 36,126    $ 26,800
Average Sales Price (per home)  $220,913    $215,274    $194,878    $174,522    $152,270

Number of Homes Closed               196         215         164         207         176
Backlog as of December
  31, (number of homes)               73          54          66          36          72
Backlog as of December
  31, (in thousands)            $ 16,183    $ 11,885    $ 14,766    $  6,365    $ 11,294

Backlog is defined as the number of homes completed or under construction or in planning which are under contract but not closed. Backlog contracts are cancelable upon forfeiture of $2,000 to $5,000 deposits or without forfeiture if permanent financing cannot be obtained or other contingencies included in the contract have not been resolved. The Company expects the majority of the December 31, 1997 backlog to close within the first six months of 1998. The backlog at March 10, 1998 was 133 homes, representing $26,927,000 in potential revenue.

PLANNED RESIDENTIAL COMMUNITIES

The Company designs its planned residential communities to complement existing land characteristics, blending cul-de-sacs with extensive greenbelt parks, natural open space and winding streets to create a pleasant environment compatible with its surroundings. Typically the Company's planned communities incorporate one or more recreation facilities such as a clubhouse, swimming pool or tennis courts. The Company constructs model homes to assist in marketing each community, striving for distinctive architecture and interior design. The Company has built in 30 communities, 21 of which have been completed. The Company is active in nine communities, some of which have more than one product line, including; Castle Pines North, Writer Ridge II, SummerHill, NorthPark, Peninsula, Settler's Village and Greenbrook, all located in metropolitan Denver, and Water Valley in Windsor, Colorado, and Stetson Creek in Ft. Collins, Colorado.

The following table summarizes information with respect to all of the Company's current residential communities.

                                                               Under Construction                          Current or
                                Date     Units In              ------------------                           Projected
                               Opened     Master     Units      Under     Not Under   Units Not            Base Price
                              for Sale     Plan      Closed    Contract    Contract    Started    Models      Range
                              --------     ----      ------    --------    --------    -------    ------      -----
PROJECT
SOUTHPARK
  Single Family                 1982        269        269          0          0          0         0
  Townhomes:
      Colony                    1982        411        411          0          0          0         0

      Wildwood                  1982        273        273          0          0          0         0

      Peninsula                 1992         98         76          9          5          6         2      $293,250 -
                                                                                                             $327,750
GREENBROOK (1)
   Townhomes                    1983        212        121          0         13         75         3      $119,400 -
                                                                                                             $122,400
NORTHPARK
  Single Family:
      Executive                 1983        258        258          0          0          0         0

      Village                   1986        163        163          0          0          0         0

      New Single Family         1992         58         58          0          0          0         0

  Townhomes (2)                 1984        454        330         11         18         95         0
                                                                                                           $160,900 -
                                                                                                             $173,900

                                                               Under Construction                          Current or
                                Date     Units In              ------------------                           Projected
                               Opened     Master     Units      Under     Not Under   Units Not            Base Price
                              for Sale     Plan      Closed    Contract    Contract    Started    Models      Range
                              --------     ----      ------    --------    --------    -------    ------      -----
PROJECT
WATER VALLEY
  Single Family: (6)            1997          6          0          0          6          0         0        to be
                                                                                                           determined

STETSON CREEK (6)
  Single Family:                1997         47          0          0          0         47         0      $206,000 -
                                                                                                             $229,000
CASTLE PINES
NORTH
  Single Family: (3)
      Royal Hill/Kings          1985        338        338          0          0          0         0
      Crossing
      Noble Ridge               1997        184          0          3         15        163         3      $284,900 -
                                                                                                             $336,900
      KnightsBridge             1985        235        116          6          7        104         2      $205,900 -
                                                                                                             $227,900
    Townhomes (4)               1998         96          0          0          0         96         0        to be
                                                                                                           determined
HIGHLANDS RANCH
  Single Family:
      Writer Ridge              1990        100        100          0          0          0         0

      Writer Ridge II           1993         88         74          8          5          1         0      $212,990 -
                                                                                                             $223,990
      SummerHill                1993        114         79          7         16         10         2      $176,700 -
                                                                                                             $220,590
   Townhomes
      Settler's Village (2)     1995        199         74          9         24         92         0      $148,900 -
                                                                                                             $174,900
LOWRY (5)
    Townhomes (6)               1998          0          0          0          0          0         0     $172,850 -
                                                                                                            $187,850
Total as of
December 31, 1997                         3,603      2,740         53        109        689        12
                                          -----      -----        ---        ---        ---       ---

----------------------------------------
See footnotes on next page.

(1) The Company re-opened this project in 1997; the first new sales activity will be in 1998.
(2) Three of the models at each project have been sold and leased back to the Company.
(3) Noble Ridge is a successor product line to the Company's former Royal Hill and King's Crossing lines.
(4) This parcel is currently in the final platting process; development is expected to begin in 1998.
(5) The Company has executed an option agreement to acquire 120 townhome sites. Subsequent to year end 7 sites have been acquired. The Company expects to acquire an additional 2 sites during the first quarter of 1998.
(6) Subsequent to year end construction of models at these projects was initiated.

OPERATIONS

The Company utilizes its staff, outside consultants and subcontractors as necessary to accomplish all stages of development and sale including acquisition of land, land use planning and development, building design, construction, marketing and sales.

LAND ACQUISITION AND DEVELOPMENT

The Company acquires options on land which it intends to develop in order to further explore the suitability of the property. The Company typically engages outside consultants to verify market expectations. They provide marketing studies which address factors such as product design and pricing, target market location, population growth patterns, and zoning suitability. The Company's staff prepares preliminary cost estimates, land and site layouts, and obtains environmental and regulatory approvals. The staff also designs preliminary roads, sewers, water, and drainage layouts and other community amenities, in concert with independent engineers.

The Company currently has a small inventory of unplatted land which is currently being platted for 96 townhome sites. In addition, the Company has land under development sufficient for planned construction activities for the near future. As an additional source of lots for construction, the Company enters into purchase agreements for developed or partially developed sites.

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

LAND ACQUISITION AND DEVELOPMENT FINANCING

The Company acquires development financing through lending relationships with financial institutions or other institutional lenders. Usually these loans require equity contributions which the

Company must provide through its working capital. They are repaid by refinancing within related construction loan facilities and/or ultimately by proceeds from sale.

HOME CONSTRUCTION

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

CONSTRUCTION FINANCING

The Company currently obtains the majority of its construction financing under revolving lines of credit with local and national banks. These agreements provide for some lot purchases and substantially all material and outside labor costs incurred in the construction of residences. In addition, certain agreements provide model home financing and allow a specific number of speculative homes to be built. The term of the facilities require annual renewals, commitment fees of 0.5% to 1.0%, and bear interest generally at prime plus 0.5% to prime plus 1.5%.

The Company has approximately $12,700,000 available from institutional financing sources for construction financing as of December 31, 1997.

MARKETING AND SALES

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

OTHER FACTORS

Periods of high inflation can have a negative impact on the operations of the Company. Land prices and housing demand are affected by inflation which also impacts interest rates. Interest rates are a significant factor that impact the real estate development and home building industry. Rate increases affect construction and financing costs negatively and mortgage rates directly impact the number of purchasers who are willing, to buy houses and who qualify for mortgage financing.

Most raw materials and other construction materials or products that the Company uses are readily available and are carried by major suppliers.

WORKING CAPITAL FACILITY

On December 30, 1996 the Company consummated a loan agreement which provided the Company with a $1,700,000 revolving line of credit. The working capital facility is secured by the Company's Castle Pines North project. As a result of sales of the underlying collateral the facility has been reduced to $1,562,500 as of December 31, 1997. As a supplement to this facility the Company has executed loan documents with another lender by which $500,000 of unsecured working capital is available. See Discussion at Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

EXTINGUISHMENT OF DEBT

On March 14, 1997, the Company's headquarters office was sold to an unrelated party at a gain of $542,200. The Company now leases its office space. In addition, the Company received a discount of $106,000 on the early extinguishment of the debt securing the office property. The gains on the sale of the building and on the early extinguishment of debt were recorded in the first quarter of 1997.

EMPLOYEES

As of December 31, 1997 the Company had 75 full time employees, including 7 in executive positions, 9 in sales and marketing activities, 49 in planning, construction or development activities,

10 in administrative activities, and 8 part-time employees, primarily assisting in sales. The Company considers its employee relations to be good and none of the Company's employees are unionized.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Company currently operates in one industry segment, the residential real estate development and homebuilding industry.

ITEM 2.  PROPERTIES.

The Company's principal offices are in the Atrium Building located at 6061 S. Willow St., in Englewood, Colorado. The Company has leased approximately 9,200 square feet for a five year term with renewal options. The Company's Northern Division has its office at 1600-A Water Valley Parkway, Windsor, Colorado.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

The Company's common stock is traded over-the-counter under the symbol WRTC. The following table presents the "highest bid" and "lowest ask" quotations (as supplied by the National Quotation Bureau, Inc.) and dividend information for the Company. The approximate number of holders of record of the Company's common stock as of March 15, 1998 was 400.

 Stock Price and Dividends         Low         High
 -------------------------         ---         ----
                                                          Dividends Paid
      1997                     "Bid Price"  "Ask Price"     Per Share
      ----                     -----------  -----------     ---------
      First Quarter               $1.01        $1.30           None
      Second Quarter               1.06         1.36           None
      Third Quarter                1.08         1.25           None
      Fourth Quarter               1.06         1.47           None

      1996
      ----
      First Quarter               $1.00        $1.44           None
      Second Quarter               1.00         1.50           None
      Third Quarter                 .85         1.25           None
      Fourth Quarter               1.01         1.31           None

ITEM 6.  SELECTED FINANCIAL DATA.

The selected financial and other data of the Company set forth below should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto included elsewhere in this Form 10-K.

 Dollar amounts in thousands other than per
 share data                                             1997         1996        1995          1994          1993
                                                        ----         ----        ----          ----          ----
 Revenues                                             $44,098      $46,284      $31,960      $36,126       $26,800

 Income (loss) from continuing
 operations                                            $3,460       $1,301       $(316)       $1,233        $(664)

 Income (loss) from continuing
 operations per share (3)
   Basic                                                 $.47         $.18       $(.05)         $.21        $(.13)
   Diluted                                               $.46         $.18       $(.05)         $.21        $(.13)

 Net income (loss) (1)(2)(3)                           $3,460       $1,301       $1,121       $1,233        $(388)
 Net income (loss) per share (1)(2)(3)
   Basic                                                 $.47         $.18         $.18         $.21        $(.08)
   Diluted                                               $.46         $.18         $.18         $.21        $(.08)

 Weighted average shares
 outstanding (Basic)                                7,355,000    7,401,000    6,280,000    5,974,000    5,258,000
 Dividends paid per share                                 -0-          -0-          -0-          -0-          -0-

 Total assets                                         $41,580      $36,650      $41,070      $41,851      $36,637
 Notes payable                                        $19,221      $17,241      $22,419      $25,937      $21,713

------------------------------
(1) These amounts include the Company's extraordinary gain from early extinguishment of debt, of $1,437,000, recorded during 1995.
(2) These amounts include the gain on the disposal of net assets of discontinued operations of $299,000, during 1993.
(3) In 1997 the Company adopted the Statement of Financial Accounting Standard 128, and has restated earnings per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1997 follows.

FORWARD LOOKING STATEMENTS

In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward looking statements contained in the following discussion and elsewhere in this report and in any other statements made by or on behalf of the Company whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to the future operations, strategies, financial results, or other developments. In particular, statements using verbs such as, "expected", "anticipate", "believe", or words of similar import generally involve forward looking statements. Without limiting the foregoing, forward looking statements include statements which represent the Company's beliefs concerning future, or projected levels of sales of the Company's homes, investments in land or other assets, projected absorption rates, or the Company's ability to attract needed financing, or the continued earnings or profitability of the Company's activities. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can effect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by or on behalf of the Company. Whether or not actual results differ materially from forward looking statements may depend on numerous foreseeable and unforeseeable events or developments, some of which may be national in scope, such as general economic conditions and interest rates; some of which may be related to the homebuilding industry generally, such as price, competition, regulatory developments, and industry consolidation; and others of which may relate to the Company specifically, such as credit availability and the liquidity necessary to provide equity into land acquisition and development transactions and other factors.

RESULTS OF OPERATIONS

During 1997 the Company recorded gross revenues of $44,098,000 which produced the highest gross profit level which the Company has achieved during any of the last ten years. Income from continuing operations includes interest and other income of $1,240,000 which reflects the gain on the sale of the Company's office building as well as certain refunds which the Company received from municipalities related to previously paid fees and taxes.

The Company closed 196 homes in 1997 compared to 215 homes and 164 homes in 1996, and 1995, respectively. Although the current year unit volume decreased by 9% over the previous year, the overall Company revenues decreased only 5% due to an increase in the average sales price of the homes closed during the year. During 1996 the Company recorded a significant revenue increase as compared to 1995 by approximately $14,324,000, or 45%.

The average sales price per house was $220,913, $215,274, and $194,878 for 1997, 1996, and 1995, respectively. The change in the average sales price reflects price increases partially driven by cost increases for some of the Company's product components and labor, but also represent sales of larger homes at certain of the Company's projects. In addition, some prices have been increased due to market demand and the Company's attempts to strengthen profit margins when possible. Although the Company continues its desire to move the mix of its closings to a heavier weighting of single family detached homes, the Company's land positions and the market acceptance of the Company's townhome product has continued to weight sales and closings toward the attached product. The table below illustrates the product mix which the Company has experienced over the last three years.

 Closings                        Townhomes   Single Family  Cluster Homes   Total
 --------                        ---------   -------------  -------------   -----
 Year ended December 31, 1997        84            98             14         196

 Year ended December 31, 1996        83           116             16         215

 Year ended December 31, 1995        97            51             16         164

In 1997, cost of sales was $2,802,000 lower than in 1996. This represents a 7% decrease in cost of sales compared to a 5% decrease in overall revenue for the year. The improvement in the gross profit margin of 2% is partly attributable to the impact of the $475,000 impairment loss which the Company recorded in the 1996 comparable results. During 1996 the Company decided to sell a parcel of partially development land which the Company had previously planned to develop and build. The Company received contingent offers which were less than its carrying amount, accordingly the Company recorded the impairment loss. The other improvement relates to sales price increases and cost efficiencies which the Company gained throughout the current year and the change in categorization of certain costs included as construction costs in 1996 as discussed below. In 1996 the Company's cost of sales was $12,248,000 higher than in 1995. This increase reflects the higher closing levels during the year and was more than offset by the $14,324,000 revenue increase that year.

The Company's 1997 gross profit was $8,337,000, or 19% of revenue compared with $7,721,000, or 17% in 1996. The Company's 1995 gross profit was $5,645,000 or approximately 18% of revenue.

With the improvement in direct costs of construction, the Company's overall operating expenses decreased by 5.4% which lead to higher profitability. The Company's sales and marketing costs increased, however. This increase reflects increased spending on marketing efforts through ad agency fees, promotional events and mailings, media advertising and upgrading of promotional literature. Also contributing is the expansion of the Company's operations leading to higher levels of fixed marketing and administrative costs commensurate with more remote locations, and increased volumes.

In 1997 the Company's sales and marketing expenses increased by approximately $155,000, over the prior year. The Company expects to continue to increase these costs in order to enhance the Company's market presence. During 1996 the Company also increased these expenses by $338,000 over 1995. Management believes based on its statistical tracking, that its enhanced marketing program has positively impacted overall absorption rates and traffic generation at the Company's projects.

During 1997 the Company's general and administrative expenses increased by $792,000. In 1997 as a percentage of revenue these costs were 6.1% compared to 4.1% in 1996. This increase in attributable to the Company's growth, including the start up costs of the new Northern Colorado Division, and costs incurred in the opening of new project locations. Also contributing were compensation increases tied to employee incentive programs. The Company has also categorized certain costs including salaries, benefits, consulting and other associated support costs, which had been previously classified as construction costs, into its general and administrative category due to shifts in responsibilities within operations, and administrative changes predicated on the Company's new purchase order and scheduling system.

In 1996 the Company's general and administrative expenses increased by $274,000 over 1995. Although there was an increase during 1996 as a percentage of revenue these costs decreased from 5% to 4% of sales. The increase in 1996 primarily reflects compensation paid to the Company's new President. In the previous year the President's duties were performed by the Company's Chief Executive Officer, who also served as President.

In 1997, the Company's improved performance was positively impacted by the Company's continued reduction of interest costs. During the year the Company's interest expense decreased by $577,000 or approximately 47% from the previous year end. This follows an $808,000, or 40% decrease from 1995 to 1996. During 1997 the Company closed a similar number of homes compared to the prior year and at year end had approximately 39% more units in its inventory. Notwithstanding this growth, the Company reduced its total interest incurred in 1997 from $2,955,000 to $2,303,000, a $652,000 decrease or 22% savings. Interest capitalized to inventory was also reduced by approximately $75,000 compared to the previous year. This savings is reflective of the Company's efforts to streamline its lending relationships, negotiate more favorable terms and pay off higher coupon loans. The Company's progress during 1997 was even more evident when compared to 1995 levels, when interest of $3,693,000 was incurred.

The reduction of interest expense in 1996 from 1995 reflects the benefit of restructuring or termination of some of the Company's less favorable financing arrangements and the expansion of those with more attractive costs. In addition, principal payments were accelerated as cash from operations became available and because certain development loans required an aggressive repayment schedule compared to those which were typical in prior years or possible under prior sales levels.

Interest and other income during 1997 increased by $1,036,000 over the previous year due primarily to three nonrecurring transactions. The first involved the gain of $542,000 related to the sale of the Company's office property. The second transaction was a $342,000 refund of previously assessed impact fees which the Company received from a municipality. The third item was a refund of $195,000 related to real estate taxes previously paid at several of the Company's projects.

The Company recorded an income tax benefit of $901,000 which represents the release of a portion of the valuation reserve which was previously recorded against the Company's deferred tax asset.

Due to the factors discussed above the Company recorded income from continuing operations of $3,460,000 compared to income of $1,301,000 in 1996 and a loss of $316,000 in 1995. Net income for the Company increased to $3,460,000 compared to $1,301,000 in 1996 and $1,121,000 in 1995. Net income in 1995 included a $1,437,000 gain on early extinguishment debt from a refinancing of project debt.

FINANCIAL CONDITION

At December 31, 1997 the Company had 146 homes under production ranging from foundation stage to final completion as compared to 105 at December 31, 1996. The increase in the total number of units is the reason the Company's inventory of homes under construction increased by $3,920,000. This buildup is predicated on market conditions, low mortgage rates, the Company's growth and in particular the Company's increased backlog. In addition, because of market demand, management currently believes that more in process inventory will translate to greater market share by providing more available and more timely deliveries to home buyers who desire shorter closing dates from initial contract execution. The Company's backlog of sales contracts at December 31, 1997 was 73 units representing $16,183,000 in revenue. This reflects a 35% unit increase from the prior year and a $4,298,000, or 36%
revenue increase.   The Company's backlog was 54 units at December 31, 1996
compared with 66 units at December 31, 1995. At December 31, 1996 the total dollar backlog represented by the 54 contracts was $11,885,000 compared to a December 31, 1995 dollar backlog of $14,766,000. The Company's backlog at March 10, 1998 had increased to 133 units. This growth, which represents a 82% increase since year end alone, provides the Company with a $26,927,000 backlog, substantially all of which the Company believes will close in 1998.

During 1997 the Company recorded 215 new orders net of cancellations, a portion of which will close in 1998, representing a 6% increase over the 1996 new orders of 203. In 1995 the Company had 194 new orders.

At December 31, 1997 and 1996, the Company's work in process included a mix as follows.

WORK IN PROCESS INVENTORY

Year Ended Dec. 31            Presold         Speculative            Total
------------------            -------         -----------            -----
     1997                          73                  73             146

     1996                          54                  51             105


Model homes and furnishings increased by $77,000 during 1997 which reflects a 2% increase in the carrying value of these assets. During the year the Company opened four model homes at Knightsbridge, and Summerhill, and sold nine models including four which the Company leased back. At December 31, 1997 the Company had six active model sale and lease back transactions. During 1996 seven models at four projects were sold while two new models were opened at the Company's Castle Pines North project. This activity was driven by the Company's desire to reduce asset levels in order to reduce associated carrying costs and produce a higher return on assets.

The Company's land and land development increased by $5,349,000, or approximately 50% from the prior year end balance. This increase tracks consistently with the decrease in the Company's unplatted land account which dropped by approximately $5,664,000 as land was platted and development initiated. The Company has been aggressively developing all of its assets in order to employ these assets into production as soon as possible. During the year the Company developed an additional filing at its Castle Pines North project, while continuing development at the Settler's Village and Northpark projects. Subsequent to year end the Company also began the development necessary at its Greenbrook project. Part of the development expenditures at Castle Pines North relate to the portion of a filing which the Company intends to sell to third party purchasers. Under the terms of the purchase agreements, the Company would anticipate closing on approximately 35 lots during 1998, while the balance of approximately 27 lots would take place after 1998. The purchases are structured on a quarterly or semi-annual takedown schedule.

The Company's office property and equipment decreased by $134,000, or approximately 22% from the previous year which reflects purchases of approximately $347,000 of office property and equipment related to the set up of the new office location and the computer equipment necessary for the new management information system which the Company implemented effective January 1, 1998. Netted in this activity is the sale of the Company's office building which generated approximately $847,000 of proceeds which was used to repay the debt underlying the office building.

The Company's cash, cash equivalents, and restricted cash increased slightly during the year from 1996. The increases primarily related to the additional restricted cash; funds which primarily support development letters of credit issued to various municipalities from the Company's lenders. As the development work is completed by the Company and accepted by the municipalities, the need for these collateral accounts will be eliminated and these funds will be available to the Company for working capital. The Company has financing in place to fund the development work necessary to complete these activities. They are expected to be completed as development within the projects continues.

The Company's accounts receivable increased by approximately $80,000 which relates primarily to the sales of taps related to lots sales at Castle Pines North and landscape escrows which will be received as weather permits installation of the landscaping.

The Company's other assets increased by $326,000 from the previous year end balance of $381,000. This increase is primarily attributable to increases related to deposits held by sellers of ground which the Company has or may purchase. Typically the deposits are applied to the last takedown within the specific option agreements. In addition, the Company had approximately $96,000 which represents prepaid homeowners association dues at one of the Company's projects. These dues will be charged to expense over the life of the project. In addition, the Company has placed rental security deposits with the owner of its present office facility which will be applied to the Company's office rents prior to the termination of its lease.

The Company's carrying value of its deferred tax asset increased to $1,251,000 during 1997. A significant portion of the Company's deferred tax asset represents temporary differences between deductions for financial reporting and tax reporting, primarily from land basis differences. As of December 31, 1997 the Company remains uncertain as to the realization of the total net deferred tax asset due to the cyclical nature of the real estate industry and other factors outside the control of the Company, such as interest rates. The valuation allowance was adjusted to reflect that portion of the deferred tax asset which the Company feels is more likely than not to be utilized against future operations. The Company's total deferred tax asset is $2,303,000 which is netted with a $1,050,000 valuation allowance as of December 31, 1997. The amount of the deferred tax assets considered realizable, however, could be increased or decreased in the near term if estimates of future taxable income are changed.

The Company's notes payable related to construction activities increased by $3,184,000, or 29% during the year, which reflects the inventory growth discussed above. The Company finances virtually all of its construction activities through its loan facilities. The Company's loan facilities generally require annual commitment fees of up to .5% and accrue interest at prime plus
 .5% to 1.25%.

The Company's notes payable related to land debt decreased by $1,265,000, or approximately 30% during 1997. This decrease is reflective of the Company's desire to accelerate debt repayments when possible and repayments associated
with increased production and closings.   As lots are transferred into
construction, the Company typically pays off the underlying acquisition and development loan with the construction facility, thereby reducing this higher priced debt which is ultimately repaid as the homes are closed with third party purchasers.

The Company's other notes payable account increased slightly during the year. At December 31, 1997 the Company has remaining $900,000 from its unsecured convertible debt offering which was entered into in 1993. See Additional Discussion at Item 13, Certain Relationships and Related Transactions. The balance primarily reflects the amount drawn on the Company's secured working capital facility, which had an outstanding balance of $1,209,000 at year end. Subsequent to year end, the Company repaid approximately $475,000 of this revolving facility. Overall repayment of the facility will be accomplished upon sale of the underlying collateral, if not retired sooner from working capital generated through operations.

The Company's accounts payable and accrued expenses decreased by approximately $264,000, or 5% from the previous year end. Typically payables balances increase as inventory levels and activities increase. This converse result reflects the Company's desire to reduce liabilities as cash flow allows.

In addition, the Company's accrued interest decreased by $246,000, or approximately 57% from the year end balance, which is also reflective of the Company's efforts to minimize its outstanding liabilities as cash is generated from operations.

During the first quarter of 1996, the Company finalized the private placement of its common stock commenced in 1995. In total, 1,637,516 shares of common stock were issued under the placement. In 1996, 107,513 shares were issued including 51,180 shares issued as compensation to the underwriter.

LIQUIDITY AND CAPITAL RESOURCES

The Company continued to show improvement in its liquidity and capital resources during 1997. Net income from operations of $3,460,000 was adjusted for changes in inventory balances and other assets and liabilities, indicating a total of $2,462,000 of cash being used in operating activities. As is illustrated in the Company's statement of cash flows, the Company reduced its overall accounts payable and accrued expenses by approximately $510,000, and provided a net increase in inventory of $3,682,000. Although this increase in inventory reflects of use of cash, it is important to note that the expenditures for homes under construction and model homes and furnishings were primarily provided through borrowings included in the financing activities of the cash flow statement. In light of this classification, the Company actually generated positive cash from its operations of approximately $1,220,000. In addition, certain debt was satisfied with the sale of the Company's office building which generated cash proceeds of $847,000 used to retire debt.

With the improved operating results, the Company's relationship with its lenders has also solidified which has allowed the Company to obtain more favorable
interest rates and financing terms.   This progress is reflected in the analysis
of its interest costs, as more fully discussed at Results of Operations. In addition, the Company has significant unused construction and development commitments which it feels are sufficient to fund planned growth which the Company desires over the next few years. As of December 31, 1997, the Company has $25,567,000, available to it in committed financing for development and construction activities. Management believes that its operating and working loan facilities including its working capital line of approximately $1,500,000 together with anticipated results of operations will be sufficient to meet its current operating requirements. The section below discusses some of the Company's more recent expansion activities which the Company expects will continue throughout 1998.

RECENT EXPANSION

During the fourth quarter of 1997 the Company established a Northern Colorado Division, currently headquartered in Windsor, Colorado. Commensurate with the opening, the Company acquired two project locations which this Division will operate.

The first, known as Water Valley, located in Windsor, Colorado, will provide the Company with building sites for three single family detached product lines. The Company has executed a contract to purchase 64 lots on a quarterly acquisition schedule, and has provided a deposit of $114,000 to support the contract. The agreement also provides for the Company to have an opportunity to acquire a significant number of additional sites under certain conditions. The Company has acquired 12 of the sites through March 1, 1998. The Company and the seller have each alleged defaults under this contract and are in the preliminary stages of discussing whether the issues between them can be resolved.

The second, known as Stetson Creek, located in Ft. Collins, Colorado, was purchased on December 30, 1997. Under the terms of the purchase and option agreement the Company acquired 47 developed lots for its single family product. In addition, the Company has an option to purchase approximately 12 acres for development of a townhome community, if the seller successfully subdivides the property using the Company's land plan. No assurance can be provided that this entitlement process will be acceptable to the municipality.

The financing for the Company's expansion was provided from the Company's equity funds and a new $10,000,000 secured acquisition, development and construction loan facility which will service the planned growth of this new Division. At December 31, 1997 $1,184,000 had been drawn on the land acquisition and development facility which is limited to $3,500,000. The balance of the facility is earmarked for construction of models, presold homes, and a specific number of speculative inventory units. In addition the credit agreement provides $500,000 in unsecured working capital funds, available under the terms of the agreement, which in concert with the Company's own working capital and the secured facility will provide the Company with the opportunity for aggressive penetration into this new market. The Company is exploring further opportunities for this Division.

The Company has also executed an option agreement to purchase 120 partially developed townhome lots in a new urban redevelopment project. The project located in east Denver, is part of an overall redevelopment of the former Lowry Air Force Base. The Company's marketing effort was initiated in March of 1998 and has been well received. The Company has acquired the first takedown of seven lots and anticipates closing an additional 20 lots in the first quarter of 1998, via an accelerated takedown.

The Company also began marketing the remaining 91 sites at it's Greenbrook townhome project. The Company was unsuccessful in its earlier attempts to sell this ground and has designed a new townhome product line which will allow the Company to target first time buyers. This lower price point should expand the number of potential buyers.

INFORMATION SYSTEMS AND YEAR 2000 ISSUE

The inability of computer software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two year digit is commonly referred to as the year 2000 compliance issue. As the year 2000 approaches such systems may be unable to accurately process certain date-based information.

The Company has identified all significant applications that require modification to insure year 2000 compliance. The Company has completed testing of its internal hardware and has determined that it is compliant with regards to the year 2000 issue. The Company utilizes software to process its management information, which has been developed by an outside vendor. Currently, the vendor software is not year 2000 compliant, but the vendor has represented that it will provide an updated software release sometime during fiscal year 1998 which will meet the compliance issues.

The total costs to the Company of these year 2000 compliance issues is not anticipated to be material, and has not been material to date. Should the outside software vendor not provide a year 2000 compliant release, it could have material adverse effect on the Company's management information system.

                                      PART III


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS

Name, Age, and Other                   Period Served as Director and Business
Positions, if any, with Registrant     Experience During Past 5 Years
----------------------------------     ----------------------------------------------
George S. Writer, Jr., 62              Chief Executive Officer, Chairman of the Board
Chief Executive Officer,               since 1964.  Elected a director in 1961.
Chairman of the Board of Directors

Roland Seidler, Jr., 69                Elected a director in 1971.  Mr. Seidler is the
                                       Chairman and Chief Executive Officer of The
                                       Seidler Companies Incorporated, a Los Angeles
                                       based investment banking firm.  Mr. Seidler also
                                       is a member of the Board of Directors for First
                                       Business Bank and First Business Corporation.

Ronald S. Loser, 64                    Elected a director in 1973.  Secretary of The
Secretary                              Writer Corporation since its inception.
                                       Mr. Loser is a Principal of Brega & Winters,
                                       P.C., a Denver law firm.

Deane J. Writer, Jr., 64               Elected a director in 1975.  Since January 1992
                                       Mr. Writer has been an account executive with
                                       HRH Insurance, a national insurance agency. Prior
                                       to that he was the owner of The Writer Agency,
                                       since 1956.

Louis P. Bansbach, III, 57             Elected a director in 1989.  Mr. Bansbach is
                                       President of Columbine Realty, Inc., and a
                                       Director of United Bancorp of Wyoming.




Robert G. Tointon, 64                  Elected a director in 1992.  Mr. Tointon is
President                              the Chief Executive Officer of
                                       Phelps-Tointon, Inc. a manufacturer of
                                       structural and architectural pre-stress
                                       components, detention equipment, safes,and
                                       architectural woodwork.  Mr. Tointon is also
                                       a director of Public Service Company of
                                       Colorado.

DIRECTORS FEES AND TRANSACTIONS - In 1996 the Company adopted a plan by which the outside directors receive an annual retainer fee of $5,000 and a per meeting fee of $750, for either full Board or Executive Committee meetings. These fees were paid in 1997. The Executive Committee includes Directors George S. Writer, Jr., who receives no fees for service, Louis Bansbach, III, and Robert G. Tointon. This committee meets with the Company's Senior Management during months when a full Board meeting is not convened.

In 1997, 1996 and 1995, Brega and Winters, the law firm in which Ronald S. Loser is a principal, was paid attorneys' fees. Additionally, insurance is placed with a company with which Mr. Deane J. Writer, Jr. is employed and receives a commission. The Company places substantially all of its insurance coverage through this agency. In the opinion of management, the amounts charged in these transactions are less than or comparable to charges which would have been made by unaffiliated parties. Deane J. Writer, Jr. is a first cousin of George S. Writer, Jr.

Executive Officers - Set forth below are the names, ages and offices held by each of the executive officers of the Company.

NAME AND AGE                       POSITIONS HELD AND BUSINESS EXPERIENCE DURING
                                   PAST 5 YEARS

George S. Writer, Jr., 62          Chief Executive Officer, Chairman of the
                                   Board of Directors of The Writer Corporation since 1964.

Ronald J. Benkert, 44              Former President and Chief Operating Officer.
                                   Mr. Benkert was hired in February 1996.  From
                                   January 1995 to January 1996, Mr. Benkert served as President of Williamsburg
                                   Properties, Inc., residential homebuilder based in Cincinnati, Ohio. From November,
                                   1979 to October 1994, Mr. Benkert worked for
                                   Zaring Homes Inc., a publicly traded regional developer and homebuilder based in
                                   Cincinnati, Ohio.

Robert R. Reid, 49                 Senior Vice President Operations since August
                                   1992. Mr. Reid has been employed by the Company since 1977 and served as Vice
                                   President-Construction, Vice President-
                                   Southwest Region, Construction Manager and
                                   Project Manager prior to his present
                                   position.

Daniel J. Nickless, 42             Senior Vice President, Chief Financial
                                   Officer and Treasurer since June 1994.  Mr.
                                   Nickless served as Vice President of
                                   Finance and Treasurer from July 1993 to June
                                   1994, and Vice President Controller since
                                   November 1989.  Mr. Nickless joined the
                                   Company as Controller in February 1989.

Derrell Schreiner,  45             Vice President of Construction since July
                                   1993 and also serves as the Company's Safety
                                   Officer. Mr. Schreiner has been employed by the Company since 1985 and served as Construction Manager and as a project superintendent prior to his present position.


Darwin Horan, 33                   Vice President; Division Manager since
                                   January, 1998. Mr. Horan has been employed by the Company since 1986 in several capacities in our construction, warranty and service, and development departments. Mr.
                                   Horan served as the Company's Development
                                   Manager, since 1994, prior to his present position.

Nancy Ashley, 54                   Vice President of Sales since January, 1998.
                                   Ms. Ashley joined the Writer Corporation in
                                   June, 1997 as Sales Manager.  From November
                                   1994 to April, 1997 she served as Director of Sales and Marketing for Carmel Homes, a local
                                   Denver builder.  From 1992 to 1994, Ms.
                                   Ashley was employed by Centex Homes as a community sales manager.

The Company is not aware of any officer, director or holder of 10% or more of its securities which has failed to comply with the reporting requirements under
Section 16, of the Securities Exchange Act of 1934.

ITEM 11.  EXECUTIVE COMPENSATION.

The information in the following table is given for the Company's Chief Executive Officer and the other Executive Officers whose total compensation and remuneration from the corporation was more than $100,000 during the three years ended December 31, 1997.

                            SUMMARY COMPENSATION TABLE
                               Annual Compensation
-------------------------------------------------------------------------------------
Name and Principal                                                 Other Annual
   Position                     Year       Salary      Bonus      Compensation(1)

George S. Writer, Jr.           1997      $139,800     $   -0-       $ 223,465
Chief Executive Officer         1996       100,800         -0-          62,472
                                1995       100,800         -0-         257,661

Ronald J. Benkert               1997      $210,520     $   -0-       $   1,023
President and Chief             1996(2)   $165,113(3)      -0-             -0-
Operating Officer

Robert R. Reid                  1997        94,800     $15,125       $  28,702
Sr. Vice President of
Operations

Daniel J. Nickless              1997      $ 89,800     $15,113       $   3,792
Sr. Vice President,
Treasurer and Chief
Financial Officer

--------------------

(1) Amounts disclosed represent earnings and contributions on the individual vested portion of the Company qualified profit sharing retirement plan account balances during the years presented.

(2)  First year of employment.

(3)  Includes $13,431 of relocation costs reimbursed to Mr. Benkert.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

As of March 1, 1998, to the knowledge of the Company, the following persons owned beneficially and of record more than 5 percent of the Company's common stock:

                    Name and Address of       Amount and Nature of    Percent
Title of Class       Beneficial Owner         Beneficial Ownership    of Class
--------------      --------------------      --------------------    --------
Common Stock        George S. Writer, Jr.(1)        1,398,847           19.02%
                    Littleton, Colorado

Common Stock        Phelps-Tointon, Inc.(2)         1,260,666           17.14%
                    Greeley, Colorado

Common Stock        Polaris Capital Corporation       549,384             7.5%
                    Denver, Colorado

-------------------------

(1)  Control person of the Company.
(2) Phelps-Tointon, Inc. is a company which is partly owned by Robert G. Tointon, one of the Company's directors. The shares listed include shares owned directly by Mr. Tointon.

Security Ownership of Management - The following information indicates the common stock of the Company beneficially owned, directly or indirectly, by all directors and executive officers of the Company as of March 1, 1998.

                                               Amount and Nature of    Percent
                             Title of Class    Beneficiary Ownership   of Class
                             --------------    ---------------------   --------
George S. Writer, Jr.        Common Stock           1,398,847            19.02%
Robert G. Tointon (1)        Common Stock           1,260,666            17.14%
Deane J. Writer, Jr.         Common Stock             209,000             2.84%
Roland Seidler, Jr.          Common Stock             201,474(2)          2.74%
Louis P. Bansbach, III       Common Stock             140,238             1.91%
Daniel J. Nickless           Common Stock              25,710              (3)
Robert R. Reid               Common Stock              25,430              (3)
Ronald S. Loser              Common Stock              11,900              (3)
Derrell Schreiner            Common Stock               5,000              (3)

All Directors &
Officers as a group (11)     Common Stock           3,278,265            44.57%

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

Certain of the Company's officers and directors, directly and indirectly, provided financial assistance to the Company in several transactions through December 31, 1997.

SUBDIVISION LOAN PARTICIPATIONS

On January 14, 1992 the Company executed a loan agreement with a real estate investment trust under which $1,500,000 was committed to the Company for development of its Northpark project. George S. Writer, Jr. and Roland Seidler, Jr. participated in this transaction by advancing 20% of the committed funds and have received 20% of the loan payments, including 20% of a $1,600 per Northpark lot additional interest payment. Principal and interest on principal of this loan have been repaid as of December 31, 1997 but the Company is in the process of negotiating a renewal of the facility for future development of this project. Regardless of whether the Company renews and modifies this facility, the $1,600 per lot additional interest payment will continue through the balance of the project. The Company has other development financing sources should the renewal and modification not be consummated, although the Company expects to renew the facility under more favorable terms than under the original agreement. During 1997 the Company paid $16,000 under this agreement to the directors.

PENINSULA ACQUISITION AND DEVELOPMENT FINANCING

On August 12, 1992 the Company acquired 22 acres of vacant ground from its Chairman and Chief Executive Officer George S. Writer, Jr. The land was transferred at Mr. Writer's out-of-pocket cost. The acquisition was financed by a loan from several affiliates of the Company including George S. Writer, Jr. ($300,000), Roland Seidler, Jr. ($150,000), Phelps-Tointon, Inc. ($525,000),
Louis P. Bansbach III ($225,000) and two non-affiliates who contributed $300,000. The same affiliates have funded an additional $2,000,000 for development of that land. Principal and interest on principal related to these facilities was fully repaid at December 31, 1997. The loan agreement entitles the lenders to an additional interest payment equal to 50% of the net profit from the project, which the Company continues to pay. During 1997, $213,000 was earned from profit sharing and subsequently paid to the lender group.

FOUNDATION LOANS

On March 19, 1993 the Company entered into a loan agreement with four affiliates of the Company under which it borrowed $300,000 which was used to construct foundations for the Company's inventory of homes. The affiliates included George S. Writer, Jr. ($100,000), Roland Seidler, Jr. ($50,000) and Phelps-Tointon, Inc. ($50,000). In January, 1994, the Company entered into a modification agreement by which the foundation loan fund was increased to $600,000. The increase was provided by George S. Writer, Jr. ($100,000) and Phelps-Tointon, Inc. ($200,000). The loan was repaid in full in1997.

UNSECURED ADVANCES

During 1989 and 1990 George S. Writer, Jr. advanced an additional $155,500 for working capital purposes to the Company either personally or through a corporation which he owns. These unsecured advances were repaid in full in 1997.

WORKING CAPITAL LOAN AND STOCK SUBSCRIPTION AGREEMENT

On February 14, 1992 the Company entered into a loan with a corporation affiliated with Mr. Robert Tointon, one of the Company's directors. Under the terms of the loan agreement $175,000 of working capital was advanced to the Company. The advance bears interest at 10% per annum and will be repaid during 1998. At December 31, 1997 $50,000 was outstanding on the loan.

SERIES 1993 A CONVERTIBLE UNSECURED PROMISSORY NOTES

The Company currently has outstanding unsecured convertible debt of $900,000 held by Phelps-Tointon, Inc. in the amount of $500,000; George S. Writer, Jr. in the amount of $312,500; Roland Seidler, Jr., in the amount of $87,500. The convertible debt can be converted into stock at $3.00 of unpaid principal at any time prior to the maturity date of the note which has been extended for one year to September 30, 1998. Interest on the debt accrues at prime plus 3.0% and is paid monthly.

                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     a)  1.  Financial Statements:
               The following consolidated financial statements of The Writer Corporation and its subsidiaries are included in Part II, Item 8:

     The Writer Corporation and subsidiaries Consolidated Financial Statements:

                                                                            Page
                                                                            ----
     Independent Auditors' Report .........................................  F-1
     Consolidated Balance Sheets as of December 31, 1997 and 1996..........  F-2
     Consolidated Statements of Operations for the years ended
       December 31, 1997, 1996 and 1995....................................  F-4
     Consolidated Statements of Stockholders' Equity forthe years ended December 31, 1997, 1996 and 1995..............................  F-6
     Consolidated Statements of Cash Flows for the years ended
       December 31, 1997, 1996 and 1995....................................  F-7
     Notes to Consolidated Financial Statements............................  F-8


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


                               THE WRITER CORPORATION
                                    (Registrant)


/s/ George S. Writer, Jr.                    /s/ Daniel J. Nickless
---------------------------------------      ----------------------------------
 By:  George S. Writer, Jr.                  By: Daniel J. Nickless (Chairman
of the Board of Directors,                   (Sr. Vice President, Chief
Financial Principal Executive Officer)       Officer and Treasurer)


                               Date:  March 25, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ George S. Writer, Jr.                    /s/ Ronald S. Loser
---------------------------------------      ----------------------------------
George S. Writer, Jr., March 25, 1998        Ronald S. Loser, March 25, 1998
(Chairman of the Board of Directors and      (Secretary and Director)
Principal Executive Officer)


/s/ Deane J. Writer, Jr.                     /s/ Roland Seidler, Jr.
---------------------------------------      ----------------------------------
Deane J. Writer, Jr., March 25, 1998        Roland Seidler, Jr., March 25, 1998
(Director)                                   (Director)


/s/ Louis P. Bansbach, III                   /s/ Robert G. Tointon
---------------------------------------      ----------------------------------
Louis P. Bansbach, III, March 25, 1998       Robert G. Tointon, March 25, 1998
(Director)                                   (Director)

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of The Writer Corporation:

We have audited the accompanying consolidated balance sheets of The Writer Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Writer Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.





DELOITTE & TOUCHE LLP

Denver, Colorado
March 12, 1998

THE WRITER CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND 1996
-------------------------------------------------------------------------------

ASSETS                                                    1997          1996

RESIDENTIAL REAL ESTATE HELD FOR SALE, NET
  (Note 2):
  Homes under construction                            $16,804,000    $12,884,000
  Model homes and furnishings, less accumulated
   depreciation of $528,000 and $660,000                3,516,000      3,439,000
  Land and land development                            16,041,000     10,692,000
  Unplatted land                                          739,000      6,403,000
                                                      -----------    -----------
        Total                                          37,100,000     33,418,000
                                                      -----------    -----------
OFFICE PROPERTY AND EQUIPMENT, less accumulated
  depreciation of $401,000 and $804,000 (Note 2)          470,000        604,000
                                                      -----------    -----------
OTHER ASSETS:
  Cash and cash equivalents                             1,015,000        995,000
  Restricted cash                                         722,000        667,000
  Accounts receivable                                     315,000        235,000
  Other                                                   707,000        381,000
  Deferred tax asset (Note 3)                           1,251,000        350,000
                                                      -----------    -----------
        Total                                           4,010,000      2,628,000
                                                      -----------    -----------
TOTAL                                                 $41,580,000    $36,650,000
                                                      -----------    -----------
                                                      -----------    -----------

See notes to consolidated financial statements.                    (Continued)

THE WRITER CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND 1996
-------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY                        1997          1996

LIABILITIES:
  Notes payable (Note 2):
    Construction, including $314,000 and $520,000 to
      related parties                                   $14,116,000    $10,932,000
    Land, including $1,608,000 to related
      parties in 1996                                     2,946,000      4,211,000
    Other, including $950,000 and $1,175,000 to
      related parties                                     2,159,000      2,098,000
                                                        -----------    -----------
          Total                                          19,221,000     17,241,000
                                                        -----------    -----------
OTHER LIABILITIES:
  Accounts payable and accrued expenses                   4,796,000      5,060,000
  Accrued interest                                          182,000        428,000
                                                        -----------    -----------
          Total                                           4,978,000      5,488,000
                                                        -----------    -----------
COMMITMENTS AND CONTINGENCIES (Notes 2 and 6)

STOCKHOLDERS' EQUITY (Notes 2 and 4):
  Common stock, $.10 par value; 10,000,000 shares
    authorized; 7,354,600 shares issued and
    outstanding                                             735,000        735,000
  Additional paid-in capital                             12,352,000     12,352,000
  Retained earnings                                       4,294,000        834,000
                                                        -----------    -----------
          Stockholders' equity                           17,917,000     13,921,000
                                                        -----------    -----------
TOTAL                                                   $41,580,000    $36,650,000
                                                        -----------    -----------
                                                        -----------    -----------

                                                                    (Concluded)

THE WRITER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
-------------------------------------------------------------------------------

                                                          1997           1996          1995

RESIDENTIAL OPERATIONS:
  Revenues                                            $44,098,000    $46,284,000    $31,960,000
  Costs and expenses:
    Cost of sales                                      35,761,000     38,563,000     26,315,000
    Sales and marketing                                 3,703,000      3,548,000      3,210,000
    General and administrative                          2,675,000      1,883,000      1,609,000
    Interest (Note 2)                                     640,000      1,217,000      2,025,000
                                                      -----------     ----------     ----------
        Total                                          42,779,000     45,211,000     33,159,000
                                                      -----------     ----------     ----------
        Income (loss) from residential operations       1,319,000      1,073,000     (1,199,000)
INTEREST AND OTHER INCOME, NET
  (Note 6)                                              1,240,000        204,000        169,000
                                                      -----------     ----------     ----------
INCOME (LOSS) BEFORE INCOME TAXES                       2,559,000      1,277,000     (1,030,000)
INCOME TAX BENEFIT (Note 3)                               901,000         24,000        714,000
                                                      -----------     ----------     ----------
INCOME (LOSS) BEFORE EXTRAORDINARY
  ITEM                                                  3,460,000      1,301,000       (316,000)
EXTRAORDINARY ITEM - Gain on
  extinguishment of debt, net of income taxes
  of $722,000 (Note 2)                                          -              -      1,437,000
                                                      -----------     ----------     ----------
NET INCOME                                            $ 3,460,000     $1,301,000     $1,121,000
                                                      -----------     ----------     ----------
                                                      -----------     ----------     ----------

See notes to consolidated financial statements.                      (Continued)

THE WRITER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1997, 1996 and 1995
-------------------------------------------------------------------------------

                                                1997           1996           1995

EARNINGS (LOSS) PER SHARE (Notes 1 and 5):
  BASIC:
    Continuing operations                    $     0.47     $     0.18     $    (0.05)
    Extraordinary item                                                           0.23
                                             ----------     ----------     ----------
    Net income                               $     0.47     $     0.18     $     0.18
                                             ----------     ----------     ----------
                                             ----------     ----------     ----------
DILUTED:
    Continuing operations                    $     0.46     $     0.18     $    (0.05)
    Extraordinary item                                                           0.23
                                             ----------     ----------     ----------
    Net income                               $     0.46     $     0.18     $     0.18
                                             ----------     ----------     ----------
                                             ----------     ----------     ----------
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING:
  Basic                                       7,355,000      7,341,000      6,280,000
                                             ----------     ----------     ----------
                                             ----------     ----------     ----------
  Diluted                                     7,723,000      7,745,000      6,280,000
                                             ----------     ----------     ----------
                                             ----------     ----------     ----------

                                                                    (Concluded)

THE WRITER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
-------------------------------------------------------------------------------

                                                                   ADDITIONAL     RETAINED
                                             COMMON STOCK           PAID-IN       EARNINGS
                                           SHARES      AMOUNT       CAPITAL      (DEFICIT)
BALANCE, JANUARY 1, 1995                  5,713,800   $571,000    $10,133,000    $(1,588,000)
Private placement of common stock
  (Note 4)                                1,530,000    153,000      2,142,000              -
Issuance of common stock                      3,300      1,000          4,000              -
Net income                                        -          -              -      1,121,000
                                          ---------   --------    -----------    -----------
BALANCE, DECEMBER 31, 1995                7,247,100    725,000     12,279,000       (467,000)
Issuance of common stock                    107,500     10,000         73,000              -
Net income                                        -          -              -      1,301,000
                                          ---------   --------    -----------    -----------
BALANCE, DECEMBER 31, 1996                7,354,600    735,000     12,352,000        834,000

Net income                                        -          -              -      3,460,000
                                          ---------   --------    -----------    -----------
BALANCE, DECEMBER 31, 1997                7,354,600   $735,000    $12,352,000    $ 4,294,000
                                          ---------   --------    -----------    -----------
                                          ---------   --------    -----------    -----------

See notes to consolidated financial statements.

THE WRITER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
-------------------------------------------------------------------------------

                                                           1997          1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                          $  3,460,000   $  1,301,000   $  1,121,000
  Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
    Gain on debt extinguishment                                  -              -     (1,437,000)
    Depreciation and amortization                          387,000        513,000        516,000
    Deferred income tax benefit                           (901,000)       (33,000)      (754,000)
    Provision for impairment                                     -        475,000              -
    (Gain) loss on disposal of property and model
     home furnishings                                     (546,000)        59,000              -
    Changes in operating assets and liabilities:
      Homes under construction                          (3,920,000)     2,395,000      2,286,000
      Model homes and furnishings                         (284,000)     1,003,000       (208,000)
      Land and land development                         (5,349,000)       811,000     (3,512,000)
      Unplatted land                                     5,664,000       (520,000)     1,497,000
      Restricted cash                                      (55,000)      (312,000)       (69,000)
      Other assets                                        (406,000)        34,000        337,000
      Accounts payable and accrued expenses               (510,000)      (626,000)      (684,000)
                                                      ------------    -----------   ------------
        Net cash provided by (used in)
         operating activities                           (2,462,000)     5,100,000       (907,000)
                                                      ------------    -----------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of office property and equipment              (347,000)      (104,000)      (245,000)
  Proceeds from sales of property and equipment            847,000              -              -
                                                      ------------    -----------   ------------
        Net cash provided by (used in) investing
         activities                                        500,000       (104,000)      (245,000)
                                                      ------------    -----------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                           32,964,000     24,237,000     21,745,000
  Proceeds from notes payable from related parties       1,135,000      1,619,000      1,203,000
  Principal payments and other reductions on
   notes payable                                       (28,857,000)   (27,177,000)   (21,727,000)
  Principal payments and other reductions on
   notes payable to related parties                     (3,262,000)    (3,857,000)    (2,580,000)
  Proceeds from sale of common stock                             -         83,000      2,300,000
                                                      ------------    -----------   ------------
        Net cash provided by (used in) financing
         activities                                      1,980,000     (5,095,000)       941,000
                                                      ------------    -----------   ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        20,000        (99,000)      (211,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR               995,000      1,094,000      1,305,000
                                                      ------------    -----------   ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                $  1,015,000    $   995,000   $  1,094,000
                                                      ------------    -----------   ------------
                                                      ------------    -----------   ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  The Company paid $897,000, $1,320,000 and
  $1,941,000 in interest (net of amounts capitalized)
  and $61,000, $0 and $0 in income taxes during the
  years ended December 31, 1997, 1996 and 1995,
  respectively.

See notes to consolidated financial statements.

THE WRITER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
-------------------------------------------------------------------------------

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

   Residential real estate sales and costs of sales are recorded at the time of closing. Cost of sales includes land and land development costs, direct and indirect construction costs, capitalized interest and taxes and estimated warranty costs. As of January 1, 1996, the Company provides a two year structural warranty to home buyers. Previously all structural warranties were covered by a third party insurer.

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

   The Company adopted Statement of Financial Accounting Standards (SFAS)
   No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF (SFAS No. 121) effective January 1, 1996, which requires inventory that is substantially complete and ready for its intended use to be stated at the lower of carrying value or fair value less costs to sell. Land under development and land held for future development and sale is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If a long-lived asset is identified as impaired, the value of the asset is reduced to its fair value. In 1996, the Company recorded an impairment loss of $475,000, which is included in cost of sales, to reduce a parcel of land to its fair value as a result of the Company's decision to sell the land instead of continuing with previous plans to develop and build out the project.

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

   In October 1995, the Financial Accounting Standards Board issued SFAS
   No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, (SFAS No. 123) which was effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company has continued to apply APB Opinion No. 25 to its stock based compensation awards to employees and has disclosed the required pro forma effect on net income and earnings per share at Note 4.

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 EARNINGS PER SHARE ("SFAS 128"). SFAS 128 establishes standards for computing and presenting earnings per share (EPS), and supersedes APB Opinion No. 15 and its related interpretations. It replaces the presentation of primary EPS with a presentation of basic EPS, which excludes dilution, and requires dual presentation of basic and diluted EPS for all entities with complex capital structures. Diluted EPS is computed similarly to fully diluted EPS pursuant to Opinion No. 15. The Company adopted SFAS 128 in December 1997 and has restated EPS in the accompanying financial statements to give retroactive effect to the adoption of the accounting standard. The adoption of SFAS 128 did not have a material effect on EPS.

2. NOTES PAYABLE

   CONSTRUCTION - The Company has construction financing arrangements with various banks and related parties. The borrowings generally bear interest at rates ranging from prime (8.5% at December 31, 1997) plus .5% to prime plus 1.5% and are collateralized by residential real estate. Principal and interest are generally due upon sale of the respective collateral and the financing arrangements are generally renewed in the ordinary course of business.

   During 1997 and 1996, the Company obtained several new revolving lines of credit and increased the borrowing availability on existing lines of credit to be used for construction purposes. These lines allow the Company to finance a defined number of speculative homes and an unlimited number of presold homes as long as the total amount of the commitment is not exceeded. At December 31, 1997, the Company has total construction commitments available of $12,695,000.

   LAND - Notes payable related to unplatted land and land development at December 31 consist of the following:

     DESCRIPTION                                                1997           1996
     Interest at prime + 1%, payable monthly                 $1,209,000     $1,694,000

     Interest at prime + .5%, payable monthly                 1,184,000              -

     Interest at prime + 1%, payable monthly                    464,000              -

     Interest at prime + 1.25%, payable monthly                  89,000        625,000

     Payable to related parties and other, interest at 10%            -        981,000

     Payable to related parties, interest at 12%                      -        725,000

     Interest at 14%                                                  -        186,000
                                                             ----------     ----------

     Total                                                   $2,946,000     $4,211,000
                                                             ----------     ----------
                                                             ----------     ----------

   At December 31, 1997, the Company has a loan facility of $2,656,000 with a financial institution. The borrowings bear interest at prime plus 1%, matures February 20, 1999 and are secured by residential real estate. At December 31, 1997 and 1996, the Company has $1,209,000 and $1,694,000,
   respectively, outstanding under this loan.

   In December 1997, the Company consummated a $10,000,000 loan facility with a financial institution to fund the acquisition and development of certain lots and the construction of homes within preapproved subdivisions. The land acquisition and development portion is limited to $3,500,000, of which $1,184,000 is outstanding as of December 31, 1997. The borrowings bear interest at prime plus .5%, matures May 1, 2000 and are secured by residential real estate. The credit agreement also provides for an unsecured working capital line of $500,000. No amounts were outstanding under this unsecured line at December 31, 1997.

   In November 1997, the Company consummated a $3,800,000 loan facility comprised of a $3,000,000 revolving line of credit for construction and an $800,000 non-revolving line of credit to refinance $725,000 of debt as of December 31, 1996 which had been advanced by certain members of the Company's Board of Directors. The non-revolving credit portion bears interest at prime plus 1%, matures May 1, 1999 and is secured by residential real estate. At December 31, 1997, the Company had $464,000 outstanding under the non-revolving portion.

   At December 31, 1997 and 1996, the Company had $89,000 and $625,000, respectively, due on a $1,507,000 loan commitment to develop a residential townhouse project. The loan, which matures December 31, 1998, bears interest at prime plus 1.25% and is collateralized by the land.

   During 1997, the Company paid off certain secured notes which represented borrowings from members of the board of directors or from companies controlled by members of the board. The note bore interest at 10% and provided the lenders with additional interest in the form of a participation payment equal to 50% of the adjusted profit of the project, as defined. Additional interest earned by the lenders was

   $213,000, $283,000 and $286,000 for the years ended December 31, 1997, 1996 and 1995, respectively. At December 31, 1996, the Company had $981,000 outstanding under this note.

   At December 31, 1996, the Company had $186,000 outstanding under a loan agreement with a real estate investment trust. The loan bore interest at 14% and was payable as the underlying collateral was sold. Two of the Company's directors were participating lenders with a 20% subordinate interest in the loan. The loan principal was repaid during 1997. The terms of the loan provide for a $1,600 per lot participation payment payable as the underlying collateral is sold. The per lot participation payment will continue through the balance of the project. The participating directors were paid $16,000 in 1997 as a result of the per lot participation terms.

   In December 1997, the Company consummated a $3,500,000 loan facility to finance the acquisition of certain lots and the construction of townhouses on those lots. No advances had been made as of December 31, 1997. The loan bears interest at prime + .5% and matures December 31, 2000.

   At December 31, 1997, the Company had $12,518,000 available to borrow under existing lender arrangements for land development.

   OTHER - Other notes payable consist of the following at December 31:

     DESCRIPTION                                                    1997           1996
     Revolving line of credit                                    $1,209,000     $        -

     Payable to related parties and others, convertible into
      common stock                                                  900,000      1,025,000

     Payable to related parties, interest at 10%, due
      February 1999                                                  50,000        175,000

     Interest at prime + 1%, payable monthly,
      collateralized by the Company's office building                     -        891,000

     Interest at prime + 1%, unsecured, due March 1997                    -          7,000
                                                                 ----------     ----------

     Total                                                       $2,159,000     $2,098,000
                                                                 ----------     ----------
                                                                 ----------     ----------

   In December 1996, the Company obtained a commitment for a revolving line of credit for working capital in the amount of $1,700,000. In December 1997, the line was reduced to $1,562,250 because certain collateral was sold. The line is secured by real estate and bears interest at prime + 1% and matures December 31, 1998. At December 31, 1997, the Company has $1,209,000 outstanding under this revolving line of credit.

   On July 22, 1993, the Company issued $1,025,000 in unsecured convertible debt to certain members of the board of directors, a company controlled by a director, and an unrelated entity. The debt is convertible into common stock at the option of the holders at the rate of $3 of unpaid principal for each share of common stock. During the year, the Company repaid certain holders of this debt. The obligation was to mature September 30, 1997, but was extended to September 30, 1998 in exchange for an increase in the interest rate from prime + 1.5% to prime + 3%, which is payable monthly.

   In March 1997, the Company's note payable, collateralized by the Company's office building, was repaid from the sales proceeds of the Company's office property.

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

   The debt obligations of the Company, excluding construction financing and assuming principal is paid at loan maturity, are scheduled below:

                                                            DECEMBER 31,
                                                                1997

      1998                                                   $2,198,000
      1999                                                    1,723,000
      2000                                                    1,184,000
      Thereafter                                                      -
                                                             ----------
      Total                                                  $5,105,000
                                                             ----------
                                                             ----------

   During the years ended December 31, 1997, 1996 and 1995, interest of $2,303,000, $2,955,000 and $3,693,000 was incurred, of which $578,000,
   $753,000 and $901,000 was from related parties. Interest totaling $1,663,000, $1,738,000 and $1,668,000 was capitalized in each of the respective years. Interest paid, net of amounts capitalized, totaled $897,000, $1,320,000 and $1,941,000 in 1997, 1996 and 1995, respectively.
   The weighted average interest rate for the years ended December 31, 1997, 1996 and 1995 was 12.25%, 13.60% and 14.59%, respectively.

   FAIR VALUE - The Company used the following methods and assumptions to estimate its fair value disclosures for notes payable:

   CONSTRUCTION -   Due to the short term nature and characteristics of the
                    Company's construction borrowings, the carrying amounts reported in the balance sheet as of December 31, 1997 and 1996 approximate the fair value of the liabilities.

   LAND AND OTHER - Management has evaluated the Company's land and other obligations based on rates currently available to the Company for debt with similar collateral, terms and maturities. Management has concluded that the carrying amounts reported in the balance sheet as of December 31, 1997 and 1996 approximate the fair value of the obligations.

3. INCOME TAXES

   The Company computes deferred income taxes based on the difference between the financial statement and income tax bases of assets and liabilities and operating loss and tax credit carryforwards, using enacted tax rates.

   The components of income tax expense (benefit) are as follows:

                                                1997        1996         1995

    Current                                  $     -      $  9,000    $  40,000
    Deferred                                  (901,000)    (33,000)    (754,000)
                                             ---------    --------    ---------
    Tax benefit from continuing operations   $(901,000)   $(24,000)   $(714,000)
                                             ---------    --------    ---------
                                             ---------    --------    ---------

   The income tax benefit includes $467,000, $291,000 and $0 for 1997, 1996 and 1995, respectively, as a result of the utilization of tax credits and net operating loss carryforwards. The income tax benefit for 1997 includes $1,531,000 resulting from the change in the valuation allowance.

   The tax effects of significant items comprising the Company's net deferred tax asset as of December 31 are as follows:

                                                            1997           1996

   DEFERRED TAX ASSETS:

    Residential real estate                             $ 2,220,000    $ 2,422,000
    Warranty reserve                                        311,000        181,000
    Depreciation                                            172,000        105,000
    Tax credits and net operating loss carryforwards              -        491,000
    Accruals                                                  9,000         92,000
    Other                                                    42,000         17,000
                                                        -----------    -----------
                                                          2,754,000      3,308,000
                                                        -----------    -----------
   DEFERRED TAX LIABILITIES:
    Capitalized interest                                   (329,000)      (324,000)
    Loss on sales of assets                                (124,000)       (53,000)
                                                        -----------    -----------
                                                           (453,000)      (377,000)
                                                        -----------    -----------
    Total                                                 2,303,000      2,931,000
    Less valuation allowance                             (1,050,000)    (2,581,000)
                                                        -----------    -----------
  Net deferred tax asset                                $ 1,251,000    $   350,000
                                                        -----------    -----------
                                                        -----------    -----------

   A significant portion of the Company's deferred tax asset represents temporary differences between deductions for financial reporting and tax reporting, primarily land basis differences. As of December 31, 1997, the Company remains uncertain as to the realization of its deferred tax assets due to the cyclical nature of the real estate industry, factors that are outside the control of the Company, such as interest rates, as well as the Company's history of operating losses. The net change in the total valuation allowance during the years ended December 31, 1997 and 1996 was a reduction of $1,531,000 and $447,000, respectively, as a result of the utilization of tax credits and net operating loss carryforwards and the revaluation of the results of future operations. The amount of the deferred tax assets considered realizable, however, could be increased or decreased in the near term if estimates of future taxable income are changed.

   The Company's effective tax rate does not bear a normal relationship to the expected United States statutory rate for any year presented due to the change in the previously provided valuation allowance.

4. COMMON STOCK

   The Company has stock option plans giving certain officers and employees the right to purchase shares of its common stock at quoted market value at date of grant. At December 31, 1997, 760,000 shares have been reserved under the plans. The plans allow the options to be exercised in four equal annual installments, beginning one year after the date of grant, and have a maximum term of ten years. Changes in options outstanding under the plans for the three years ended December 31, 1997, are as follows:

                                                WEIGHTED-AVERAGE  NUMBER OF
                                                 EXERCISE PRICE    SHARES

    Options outstanding, January 1, 1995             $1.66         319,400
      Granted                                         2.00          50,000
      Forfeited                                       2.23         (80,500)
                                                     -----         -------
    Options outstanding, December 31, 1995            1.56         288,900
      Granted                                         1.04         325,000
      Forfeited                                       1.25          (9,760)
                                                     -----         -------
    Options outstanding, December 31, 1996            1.31         604,140
      Forfeited                                       2.50            (500)
                                                     -----         -------
    Options outstanding, December 31, 1997           $1.30         603,460
                                                     -----         -------
                                                     -----         -------
    Total exercisable at December 31, 1997           $1.36         318,000
                                                     -----         -------
                                                     -----         -------

   As of December 31, 1997, the 603,640 options outstanding under the plans have exercise prices which range from $.65 to $2.50 and a weighted-average remaining contractual life of 7.07 years.

   The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized in the accompanying consolidated financial statements. The estimated fair value of the employees' stock options was calculated using the Black-Scholes model with the following assumptions for 1996 and 1995: no dividend yield; an expected life of 4 years; expected volatility of 37 percent; and risk-free interest rates of 5.9 percent. No options were granted in 1997. Had compensation expense for the option plans been determined based on the fair value at the grant date for the options awarded in 1996 and 1995 consistent with the provisions of SFAS 123, the Company's net income would have been reduced to $3,418,000, $1,286,000 and $1,112,000 for the years ended
   December 31, 1997, 1996 and 1995, respectively, with no effect on basic or diluted earnings per share.

   During 1995, the Company completed a private placement of its common stock. The "best efforts" offering resulted in the sale of 1,530,000 shares at $1.50 per share. In addition, two of the Company's directors converted short term loans to the Company, totaling $276,000, to common stock in lieu of repayment. Including this conversion, four of the Company's directors invested $750,000 in this private placement. The balance was purchased by "accredited investors" which were unaffiliated with the Company.

5. EARNINGS (LOSS) PER SHARE

   Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares. Diluted income (loss) per share includes the effects of convertible debt described in Note 2 and includes the potential dilution that could occur upon the exercise of the stock options described in Note 4, computed using the treasury stock method which assumes that the increase in the number of shares is reduced by the number of shares which could have been repurchased by the Company with the proceeds from the exercise of the options (which were assumed to have been made at the average market price of the common shares during the reporting period). For the year ended December 31, 1995, diluted net income (loss) per share is the same as basic net income per share because the Company had a loss from continuing operations.

   The following table reconciles the number of shares outstanding used in the calculation of net income (loss) per share.

                                                                                            INCOME
                                                               INCOME                        (LOSS)
                                                               (LOSS)          SHARES      PER SHARE

    For the Year Ended December 31, 1997:
      Net income                                             $3,460,000      7,355,000       $ 0.47
      Effect of options                                                         68,000
      Effect of convertible debt                                 94,000        300,000
                                                             ----------      ---------
        Net income per share - assuming dilution             $3,554,000      7,723,000       $ 0.46
                                                             ----------      ---------
                                                             ----------      ---------
    For the Year Ended December 31, 1996:
      Net income                                             $1,301,000      7,341,000       $ 0.18
      Effect of options                                                         62,000
      Effect of convertible debt                                100,000        342,000
                                                             ----------      ---------
        Net income per share - assuming dilution             $1,401,000      7,745,000       $ 0.18
                                                             ----------      ---------
                                                             ----------      ---------
    For the Year Ended December 31, 1995:
      Income from continuing operations                      $ (316,000)     6,280,000       $(0.05)
      Effect of options
      Effect of convertible debt
                                                             ----------      ---------       ------
      Income from continuing operations - assuming dilution    (316,000)     6,280,000        (0.05)
      Extraordinary item                                      1,437,000      6,280,000         0.23
                                                             ----------      ---------       ------
      Net income per share - assuming dilution               $1,121,000      6,280,000       $ 0.18
                                                             ----------      ---------       ------
                                                             ----------      ---------       ------

6. COMMITMENTS AND CONTINGENCIES AND OTHER MATTERS

   The Company leases property, equipment and model homes under operating leases. Total rental expenditures under all operating leases were approximately $250,000, $26,000 and $0 for 1997, 1996 and 1995,
   respectively.

   As of December 31, 1997, the Company's future minimum payments under operating leases are as follows:

      1998                                                   $  339,000
      1999                                                      289,000
      2000                                                      205,000
      2001                                                      167,000
      2002                                                      116,000
      Thereafter                                                      -
                                                             ----------
      Total minimum lease payments                           $1,116,000
                                                             ----------
                                                             ----------

   In March 1997, the Company sold its office building to an unrelated party and recognized a gain on the sale (other income) of $542,000.

   The Company has a profit sharing retirement plan (the Plan). During 1996, the Plan was modified to include a 401(k) feature under which eligible employees may contribute up to 12% of their salaries. Company contributions are at the discretion of the Company's board of directors unless required by ERISA regulations, as was the case in 1997 and 1996. Total Company contributions to the Plan for the year ended December 31, 1997 and 1996 were $64,000 and $58,000, respectively.

   In December 1996 the Company's Board of Directors approved a profit sharing plan whereby pretax profit is shared with key employees based on formulas as defined in the agreement. Approximately $90,000 has been accrued as of December 31, 1997 with respect to this plan.

   The Company had outstanding letters of credit of $578,000 at December 31, 1997 related to its obligations to local governments to construct roads and other improvements in various developments. The Company does not believe that any letters of credit are likely to be drawn upon.

   The Company is involved in various legal matters of a nature incidental to its business which, in the opinion of management, should not have a material adverse effect on the Company.

                                   * * * * *