Form 10-Q
period 1998-03-31
WRITER CORP
filed 1998-05-13
CIK 108606

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

            [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended MARCH 31, 1998

            [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ______________ to _____________

                  Commission file number:        0-08305
                                              -------------
                            THE WRITER CORPORATION
            (Exact name of registrant as specified in its charter)

                    COLORADO                          84-0510478
         ----------------------------------------------------------
        (State or other jurisdiction of             (IRS Employer
         incorporation or organization)           Identification No.

       6061 S. WILLOW DRIVE, #232, ENGLEWOOD, COLORADO      80111
       ------------------------------------------------------------
       (Address of principal executive offices)            Zip Code

                                (303) 779-4100
                                --------------
             (Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant is required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes  X     No
                       ---       ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendment to Form 10-K.  X
                        ---

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   Yes       No
                            ---     ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date.   7,354,600 shares as of
March 31, 1998.

                            THE WRITER CORPORATION
                               AND SUBSIDIARIES

                                    INDEX

                                                                     Page
PART   I.      FINANCIAL INFORMATION                                Number
                                                                    ------
     Item 1.   FINANCIAL STATEMENTS

               Consolidated Balance Sheets
               March 31, 1998 (Unaudited) and
               December 31, 1997                                       3

               Condensed Consolidated Statements
               of Operations for the three months
               ended March 31, 1998 and 1997 (Unaudited)               5

               Condensed Consolidated Statements of Cash Flows
               for the three months ended March 31, 1998 and
               1997 (Unaudited)                                        6

               Notes to Consolidated Financial Statements (Unaudited)  7

     Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                     8

PART II.  OTHER INFORMATION                                           12

                            THE WRITER CORPORATION
                               AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)


                                                       March 31,     December 31,
                                                         1998           1997
                                                        ------         ------
 ASSETS

 Residential Real Estate Held for Sale and
 Investment, net:

      Homes under construction                        $17,690,000    $16,804,000
      Model homes and furnishings                       3,393,000      3,516,000
      Land and land development                        16,296,000     16,041,000
      Raw land                                            910,000        739,000
                                                      -----------    -----------

           Total                                       38,289,000     37,100,000

 Office Property and Equipment, less accumulated
   depreciation of $403,000 and $401,000:                 566,000        470,000

 Other Assets:
      Cash and cash equivalents                         1,471,000      1,015,000
      Restricted cash                                     857,000        722,000
      Accounts receivable                                 350,000        315,000
      Deferred tax asset                                1,251,000      1,251,000
      Other                                               606,000        707,000
                                                      -----------    -----------

           Total                                      $43,390,000    $41,580,000
                                                      -----------    -----------
                                                      -----------    -----------

                                 (Continued)

                            THE WRITER CORPORATION
                               AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                               March 31,      December 31,
                                                 1998             1997
                                                ------           ------
 LIABILITIES

      Notes payable                           $19,395,000     $19,221,000
      Accounts payable and accrued expenses     6,084,000       4,796,000
      Accrued interest                            413,000         182,000

           Total                               25,892,000      24,199,000


 STOCKHOLDERS' EQUITY (Note B)

      Common stock, $.10 par value;
       authorized, 10,000,000 shares;
       7,354,600 and 7,354,600 shares
       issued and outstanding                     735,000         735,000
      Additional paid-in capital               12,352,000      12,352,000
      Retained Earnings                         4,411,000       4,294,000
                                              -----------     -----------

           Total Stockholders' Equity, net     17,498,000      17,381,000
                                              -----------     -----------

                                              $43,390,000     $41,580,000
                                              -----------     -----------
                                              -----------     -----------

                                                               (Concluded)


              See notes to consolidated financial statements.

                           THE WRITER CORPORATION
                               AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                     For the Three Months
                                                        Ended March 31,

                                                      1998          1997
                                                      ----          ----
 Residential operations:
      Revenue                                     $11,709,000    $10,642,000
      Cost of sales                                (9,149,000)    (8,612,000)
      Expenses                                     (2,416,000)    (1,715,000)
                                                  -----------    -----------
 Income from residential operations                   144,000        315,000

 Interest and other income, net                        45,000        915,000
                                                  -----------    -----------
 Net income before income taxes                       189,000      1,230,000
 Income taxes expense                                 (72,000)
                                                  -----------    -----------

 Net Income before extraordinary item                 117,000      1,230,000

 Extraordinary item - gain on early
  extinguishment of debt                                             106,000
                                                                 -----------

 Net income                                       $   117,000    $ 1,336,000
                                                  -----------    -----------
                                                  -----------    -----------

 Earnings per basic and diluted share:
      Continuing operations                             $0.02          $0.17
      Extraordinary item                                 0.00           0.01
                                                  -----------    -----------
      Net earnings                                      $0.02          $0.18
                                                  -----------    -----------
                                                  -----------    -----------

 Weighted average number of shares
  outstanding:                                      7,354,600      7,354,600

               See notes to consolidated financial statements.

                            THE WRITER CORPORATION
                               AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                     For the Three Months
                                                        Ended March 31,
                                                     1998           1997
                                                     ----           ----
 NET CASH PROVIDED BY OPERATING
 ACTIVITIES:                                     $  380,000     $ 3,123,000
                                                 ----------     -----------
 CASH FLOWS USED IN INVESTING ACTIVITIES-
    Purchases of office property and
     equipment                                      (98,000)        (86,000)
                                                 ----------     -----------
 CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable                   8,019,000       5,013,000
    Principal payments on notes payable          (7,845,000)     (7,974,000)

       Net cash provided (used) in
        financing activities                        174,000      (2,961,000)
                                                 ----------     -----------

 NET INCREASE IN CASH AND CASH EQUIVALENTS          456,000          76,000

 CASH AND CASH EQUIVALENTS, beginning of
  period                                          1,015,000         995,000
                                                 ----------     -----------

 CASH AND CASH EQUIVALENTS, end of period        $1,471,000     $ 1,071,000
                                                 ----------     -----------
                                                 ----------     -----------


                See notes to consolidated financial statements.

                               THE WRITER CORPORATION
                                  AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)


A.   ACCOUNTING POLICIES:

The consolidated balance sheet as of March 31, 1998 and the related condensed consolidated statements of operations and cash flows for the three month period ended March 31, 1998 and 1997 are unaudited, but in management's opinion, include all adjustments necessary for a fair presentation of such financial statements. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements include the accounts of The Writer Corporation and its wholly owned subsidiaries (the Company). All significant intercompany transactions and balances have been eliminated in consolidation.

The financial statements should be read in conjunction with the audited Consolidated Financial Statements included in the annual report on Form 10-K for the year ended December 31, 1997. Except as described herein, the accounting policies utilized in the preparation of these financial statements are the same as those set forth in the Company's annual financial statements except as modified for interim accounting treatment.

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

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components. It requires that all changes in equity during a period, except those resulting from investment by owners and distributions to owners, be reported as a component of comprehensive income and that comprehensive income be displayed in annual financial statements with the same prominence as other financial statements that constitute a full set of financial statements. The Company's comprehensive income for the three months ended March 31, 1998 and 1997 is the same amount as the Company's net income for these periods.

                            THE WRITER CORPORATION
                               AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION

During the first quarter of 1998 the Company increased its equity through earnings of $117,000.

At March 31, 1998 the Company's backlog was 144 units which if closed represents a total of approximately $30,000,000 in potential revenue. This backlog represents a 97% increase in units under contract since year end and a 176% increase from the prior year quarter end. At December 31, 1997 the Company had a backlog of 73 units with potential revenue of $16,200,000. At March 31, 1997 the Company had a backlog of 52 units. The gains in new orders during the first quarter of 1998 over previous periods, reflect the stability of the Company's marketing area coupled with the contribution which the Company's expansion efforts has made.

The Company has initiated construction at four new sites, including a townhome project, Park Square; a project within the overall redevelopment of the former Lowry Air Force Base in Denver, Colorado. The Company consummated its first sales in several years at its Greenbrook townhome project in Aurora, Colorado, and the Company recorded sales from two projects initiated through the expansion efforts of its Northern Colorado Division.

During the first quarter of 1998 the Company's costs of homes under construction increased by $886,000, or 5.3% of the prior year end balance. The Company's land and land development as well as raw land categories increased slightly during the period as lots were readied for construction. The Company's overall inventory increase relates specifically to the increased level of backlog from the sales activity during the first quarter, as speculative inventories during the periods remain consistent.

The Company's model homes and furnishings decreased by $123,000, or 3.5% of the prior year end balance, due primarily to the sale of two models netted with new construction activity on five planned models and the opening of new models at the Greenbrook project.

The Company's office property and equipment increased by approximately $96,000 from the previous year end balance. This increase reflects the additional capital expenditures made for computer and other office equipment, at the Company's on site sales offices, which will be utilized in conjunction with the Company's recently converted management information system.

The Company increased its cash position by approximately $456,000 during the first quarter of 1998, and restricted cash balances have remained relatively high and have increased slightly. The increase in restricted cash is pursuant to compensating balance agreements with various lenders which require deposits to support outstanding development letters of credit and other development obligations, including tap purchases. The Company is obligated to a Metro District to purchase taps on a semi-annual basis in May and November, and therefore certain cash deposits are increased during the quarter in anticipation of these obligations. The Company has made the $200,000 payment for taps due for May, 1998 from these funds.

Although the Company's inventory during the first quarter of 1998 increased by approximately $1,189,000, the Company's corresponding notes payable accounts, which represent inventory financing primarily, increased by less than 1%, or approximately $174,000. The balance of the inventory increase is reflected in accounts payable and other accrued liabilities which also increased. The Company's construction financing remains available and the trade account payable increase reflects a timing difference between the start of units and the receipt of the construction loan proceeds.

The Company's accrued interest increased by $231,000 from the year end December 31, 1997 balance which reflects additional profit sharing interest due to development lenders, as well as the timing of payments on construction and other development loans, which are typically paid from sales proceeds.

RESULTS OF OPERATIONS

The Company closed 50 units in the three month period ended March 31, 1998, a 13.6% increase over the 44 units closed during the previous year first quarter. In addition, the average sales price of homes sold increased 3.5% to $234,000 from $226,000 during the previous calendar year period. The combination of these factors produced revenue of $11,700,000 which represents an 18% increase over the previous years first quarter revenue net of revenue from certain lot sales in 1997. The lot sales generated $695,000 of revenue in 1997. The table below illustrates the Company's sales mix for the periods presented. The increases in average sales price reflects an increase in closings related to the Company's cluster homes which are a higher priced product.


 Closings                              Townhomes   Cluster Homes   Single Family   Total
 --------                              ---------   -------------   -------------   -----
 3 month period ended Mar. 31, 1998        20            9               21         50

 3 month period ended Mar. 31, 1997        15            2               27         44

Although the Company's overall revenue increased by approximately 10% or $1,067,000, the Company's cost of sales to generate this revenue increased by $537,000, or 6.2% of the prior year. The net increase provided an additional $530,000 of gross profit from sales which represents a 26.1% increase in gross profit from the previous year. Overall gross profit represents 21.9% of revenue which is a 3.6% of revenue increase over the prior year three month period. This overall improvement reflects higher sales levels, but also is attributable to a 1% improvement in direct construction costs. The Company's construction costs were approximately 70.8% of revenue during the first quarter of 1998 versus 71.8% of revenue during 1997. The improvement in the direct construction costs reflects the Company's ongoing efforts to maximize its efficiencies within the design, purchasing, scheduling, and construction process. In addition the Company's indirect costs which are capitalized to inventory and subsequently expensed were also reduced during 1998 as a percentage of revenue. The Company also spent approximately 50% less in its customer financing activities during the first quarter of 1998 compared with the prior year comparable period.

The Company's operating expenses increased by $701,000 to $2,416,000 which represents 20.6% of revenue versus 16.1% for the prior year period. Of this increase, $322,000 or 2.8% of revenue relates to the increase in profit sharing interest paid or payable to development lenders pursuant to loan agreements. Sales and marketing expenses increased by $229,000 because of increased promotional efforts. General and Administrative costs increased by $200,000 attributable primarily to higher occupancy cost, consulting costs and compensation costs.

The factors above resulted in income from residential operations of $144,000 during the quarter compared to income of $315,000 in the prior year comparable period.

During the first quarter of 1997, the Company sold its office building at a gain of approximately $542,000 recorded as other income in the quarterly results presented herewith. In addition to this gain, the Company retired the debt which was collateralized by the office building at a discount which resulted in $106,000 of income. Also included in the other income category is $342,000, which represents a one time refund of impact fees previously paid as the Company obtained building permits.

As a result of these aforementioned factors, the Company posted net income of $117,000 in the first quarter of 1998 versus $1,336,000 in 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity remained stable during the first quarter relative to levels during the previous full year period. The Company generated $380,000 of cash from operations during the first quarter.

The Company recently obtained a $10,000,000 acquisition, development and construction facility for use in the expansion into Northern Colorado. Part of this facility agreement provides $500,000 of unsecured working capital to the Company. This supplements the Company's $1,400,000 secured working capital facility, which matures in December, 1998. Management believes that these facilities provide adequate liquidity to support the managed growth which the Company intends to pursue. Because of the liquidity provided by the lines, the Company has continued to use operating funds to repay loans in order to reduce financing costs.

Because the Company's earnings and cash flows have been positive over the last fiscal year and during the first quarter of 1998, the Company now enjoys a favorable debt to equity ratio. Management believes that this demonstrates significant strength within the Company's balance sheet which management believes will assist in obtaining more financing for both construction and development expansion. The Company expects to pursue expansion through its Northern Colorado Division and in the greater metropolitan Denver area. This expansion, notwithstanding the Company's borrowing capacity, will require financial resources by the Company. Management believes cash from operations supplemented by its working capital facilities will provide this growth equity although no assurances can be provided as to its adequacy indefinitely.

On March 31, 1998, the Company entered into a purchase contract for 49 developed lots in the River West P.U.D. in Larimer County, Colorado. The Company has also negotiated a term sheet for the purchase of 50 single family and 90 townhome sites in Arvada, Colorado, and expects to commit to a contract during the next 60 days subject to final entitlement of the property by the City of Arvada. Both of these transactions will require equity contributions to supplement financing which the Company is currently exploring.

Management believes it will be able to expand its current acquisition, development, and construction facilities during the second quarter to include the funds necessary for current planned development.

The Company's liquidity picture has improved greatly during the last two years. However, the Company will continue to utilize most of the cash it generates in its operations and growth.

Throughout 1998 the Company anticipates new model complexes opening at several of its projects. The Company will be required to provide financial resources for the model furnishings and the sales office for use at these sites, the level of which can not be determined at this time. It is anticipated that this financial resource will be provided through operations and or in combination with advances from the Company's working capital lines.

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

     (b) There were no reports on Form 8-K filed for the three months ended March 31, 1998.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE WRITER CORPORATION
                                               (Registrant)


Date:  May 5, 1998                      /s/ Daniel J. Nickless
                                        -----------------------------
                                        By:  Daniel J. Nickless
                                        Executive Vice President,
                                        Chief Operating and Chief
                                        Financial Officer