Form 10-Q
period 1998-06-30
WRITER CORP
filed 1998-08-13
CIK 108606

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998
                                                ---------------

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ______________ to _____________

                         Commission file number: 0-08305

                             THE WRITER CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Colorado                                   84-0510478
                -------------------------------------------------------
                (State or other jurisdiction of             (IRS Employer
                incorporation or organization)            Identification No.

               6061 S. Willow Dr., #232, Englewood, Colorado    80111
               ------------------------------------------------------
               (Address of principal executive offices)      Zip Code

                                 (303) 779-4100
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
      --------------------------------------------------------------------
      (Former name, former address and former fiscal year, if change since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant is required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.    Yes  X   No
                         ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendment to Form
10-K.          X
              ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.    Yes        No
                             ---       ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 7,430,590 shares as of August 7, 1998.

                             THE WRITER CORPORATION
                                AND SUBSIDIARIES

                                      INDEX


                                                                           Page
PART I.     FINANCIAL INFORMATION                                         Number
                                                                          ------
  Item 1.   FINANCIAL STATEMENTS

            Consolidated Balance Sheets
            June 30, 1998 and December 31, 1997 (Unaudited)                  3

            Condensed Consolidated Statements
            of Operations for the three and six months
            ended June 30, 1998 and 1997 (Unaudited)                         5

            Condensed Consolidated Statements of Cash Flows
            for the six months ended June 30, 1998 and
            1997 (Unaudited)                                                 6

            Notes to Consolidated Financial Statements (Unaudited)           7

  Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL
            RESOURCES                                                        9

  Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK      12


PART II.    OTHER INFORMATION                                               13

                             THE WRITER CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                       June 30,      December 31,
                                                         1998           1997
                                                         ----           ----
ASSETS

Residential real estate held for sale, net:

   Homes under construction                           $18,319,000    $16,804,000
   Model homes and furnishings                          3,826,000      3,516,000
   Land and land development                           14,728,000     16,041,000
   Raw land                                               755,000        739,000
                                                      -----------    -----------

     Subtotal                                          37,628,000     37,100,000

Office property and equipment, less accumulated
 depreciation of $462,000 and $401,000                    568,000        470,000

Other assets:
   Cash and cash equivalents                            1,749,000      1,015,000
   Restricted cash                                        666,000        722,000
   Accounts receivable                                    407,000        315,000
   Deferred tax asset                                   1,400,000      1,251,000
   Other                                                  431,000        707,000
                                                      -----------    -----------

     Total Assets                                     $42,849,000    $41,580,000
                                                      -----------    -----------
                                                      -----------    -----------

                                   (Continued)

                             THE WRITER CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                       June 30,    December 31,
                                                         1998         1997
                                                         ----         ----
LIABILITIES

   Notes payable                                      $17,813,000  $19,221,000
   Accounts payable and accrued expenses                6,556,000    4,796,000
   Accrued interest                                       151,000      182,000
                                                      -----------  -----------

         Subtotal                                      24,520,000   24,199,000



STOCKHOLDERS' EQUITY

   Common stock, $.10 par value; authorized,
   10,000,000 shares; 7,429,600 and 7,354,600
   shares issued and outstanding                          743,000      735,000
   Additional paid-in capital                          12,428,000   12,352,000
   Retained earnings                                    5,158,000    4,294,000
                                                      -----------  -----------

         Total Stockholders' Equity, net               18,329,000   17,381,000
                                                      -----------  -----------

                                                      $42,849,000  $41,580,000
                                                      -----------  -----------
                                                      -----------  -----------

                                                                 (Concluded)

                 See notes to consolidated financial statements.

                             THE WRITER CORPORATION
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                       For the Three Months                For the Six Months
                                          Ended June 30,                      Ended June 30,

                                      1998              1997             1998            1997
                                      ----              ----             ----            ----
Residential operations:
  Revenue                           $ 15,323,000    $ 8,264,000    $ 27,032,000    $ 18,906,000
  Cost of sales                      (12,260,000)    (6,546,000)    (21,409,000)    (15,158,000)
  Expenses                            (2,444,000)    (1,665,000)     (4,860,000)     (3,380,000)
                                    ------------    -----------    ------------    ------------
Income from residential operations       619,000         53,000         763,000         368,000

Interest and other income, net            79,000         24,000         124,000       1,045,000
                                    ------------    -----------    ------------    ------------

Net income before income taxes           698,000         77,000         887,000       1,413,000
Income tax (expense) benefit              49,000                        (23,000)
                                    ------------    -----------    ------------    ------------

Net income                          $    747,000    $    77,000    $    864,000    $  1,413,000
                                    ------------    -----------    ------------    ------------
                                    ------------    -----------    ------------    ------------

Earnings per basic share:           $       0.10    $      0.01    $       0.12    $       0.19

Earnings per diluted share:         $       0.10    $      0.01    $       0.11    $       0.19

Weighted average number of
 shares Outstanding:
  Basic                                7,430,000      7,355,000       7,392,000       7,355,000
  Diluted                              7,961,000      7,714,000       7,881,000       7,714,000


                 See notes to consolidated financial statements.

                             THE WRITER CORPORATION
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           For the Six Months
                                                              Ended June 30,
                                                            1998           1997
                                                            ----           ----
NET CASH PROVIDED BY OPERATING ACTIVITIES:             $  2,296,000    $    315,000
                                                       ------------    ------------
CASH FLOWS PROVIDED BY (USED IN) INVESTING
 ACTIVITIES
  Purchases of office property and equipment               (238,000)       (282,000)
  Proceeds from sale of office property                                     905,000
                                                       ------------    ------------

    Net cash (used in) provided by investing activity      (238,000)        623,000
                                                       ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                            17,421,000      12,229,000
  Principal payments on notes payable                   (18,829,000)    (13,781,000)
  Proceeds from the sale of common stock                     84,000
                                                       ------------    ------------

    Net cash used in financing activities                (1,324,000)     (1,552,000)
                                                       ------------    ------------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                           734,000        (614,000)

CASH AND CASH EQUIVALENTS, beginning of period            1,015,000         995,000
                                                       ------------    ------------

CASH AND CASH EQUIVALENTS, end of period               $  1,749,000    $    381,000
                                                       ------------    ------------
                                                       ------------    ------------

                 See notes to consolidated financial statements.

                             THE WRITER CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

A.   ACCOUNTING POLICIES:

The consolidated balance sheet as of June 30, 1998 and the related condensed consolidated statements of operations and cash flows for the three and six month period ended June 30, 1998 and 1997 are unaudited, but in management's opinion, include all adjustments necessary for a fair presentation of such financial statements. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

In February, 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 Earnings Per Share ("SFAS 128"). SFAS 128 established standards for computing and presenting earnings per share (EPS), and supersedes APB Opinion No. 15 and its related interpretations. It replaces the presentation of primary EPS with a presentation of basic EPS, which excludes dilution, and requires dual presentation of basic and diluted EPS for all entities with complex capital structures. Diluted EPS is computed similarly to fully diluted EPS pursuant to Opinion No. 15. The Company adopted SFAS 128 in December 1997 and has restated EPS in the accompanying financial statements to give retroactive effect to the adoption of the accounting standard. The adoption of SFAS 128 did not have a material effect on EPS.

The following table reconciles income and the number of shares outstanding used in the calculation of basic and diluted earnings per share.

For the Six Months Ended June 30, 1998:            Income     Shares    Per Share
                                                   ------     ------    ---------
  Net Income                                     $  864,000  7,392,000    $0.12
  Effect of Options                                            189,000
  Effect of convertible debt                         32,000    300,000
                                                 ----------  ---------
    Net income per share - assuming dilution     $  896,000  7,881,000    $0.11
                                                 ----------  ---------    -----
                                                 ----------  ---------    -----
For the Quarter Ended June 30, 1998:
  Net Income                                     $  747,000  7,430,000    $0.10
  Effect of options                                            231,000
  Effect of convertible debt                         16,000    300,000
                                                 ----------  ---------
    Net income per share - assuming dilution     $  763,000  7,961,000    $0.10
                                                 ----------  ---------    -----
                                                 ----------  ---------    -----
For the Six Months Ended June 30, 1997:
  Net Income                                     $1,413,000  7,355,000    $0.19
  Effect of options                                             59,000
  Effect of convertible debt                         51,000    300,000
                                                 ----------  ---------
    Net income per share - assuming dilution     $1,464,000  7,714,000    $0.19
                                                 ----------  ---------    -----
                                                 ----------  ---------    -----
For the Quarter Ended June 30, 1997:
  Net Income                                     $   77,000  7,355,000    $0.01
  Effect of options                                             59,000
  Effect of convertible debt                         26,000    300,000
                                                 ----------  ---------
    Net income per share - assuming dilution     $  103,000  7,714,000    $0.01
                                                 ----------  ---------    -----
                                                 ----------  ---------    -----

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components. It requires that all changes in equity during a period, except those resulting from investment by owners and distributions to owners, be reported as a component of comprehensive income and that comprehensive income be displayed in annual financial statements with the same prominence as other financial statements that constitute a full set of financial statements. The Company's comprehensive income for the three and six months ended June 30, 1998 and 1997 is the same amount as the Company's net income for these periods.

                             THE WRITER CORPORATION
                                AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES.

FINANCIAL CONDITION

During the first six months of 1998 the Company increased its backlog of homes under contract 116% to 158 units from 73 units at year end. This backlog represents potential revenue of $31,600,000 at June 30, 1998 versus $16,200,000 at December 31, 1997. On March 31, 1998 the Company's backlog was 144 units representing potential revenue of $30,000,000. These increases reflect continued stability in market conditions in the Denver metropolitan area, which are exceeding our expectations, supplemented by our expansion into northern Colorado. On July 31, 1998 the Company's backlog had increased an additional 13% over June 30, 1998 to 179 units representing potential revenue of $35,319,000. The Company's backlog was 79 units representing potential revenue of $17,521,000 at June 30, 1997.

The Company's work in process inventory of homes under construction increased by $1,515,000, or 9% from the year end balance. This increase is attributable to the aforementioned increased backlog.

Model homes and furnishings increased by $310,000, or 9% also which reflects the construction and opening of models at Park Square at Lowry and models for the Northern Division operations at Stetson Creek and River West.

The Company's land and land development accounts decreased by $1,313,000, or 8% which reflects the Company's continued emphasis on moving lots to production. This movement has been accelerated due to the increased sales activity at the Company's projects.

The Company's continuing operating profit has allowed it to increase its cash balances, however cash balances are greatest at quarter end due to the closings which take place at that time. A corresponding increase is reflected in the Company's trade accounts payable which was reduced with the Company's cash reserves subsequent to the quarter end.

The Company's deferred tax asset has been increased by $149,000. The Company's continued improvement in operations now provides a basis for additional recognition of the Company's deferred tax assets. These deferred tax assets stem primarily from land valuations previously expensed within prior periods which are now being utilized to reduce tax liabilities payable.

Accounts receivable increased by $92,000 which reflects additional deposits with utility companies, and escrows established pursuant to landscape agreements at the time of home closings with buyers. These funds are typically disbursed to the Company after the completion of the landscape improvements.

The Company's notes payable account was reduced by $1,408,000, or 7% despite the increase in the Company's work in process inventory which is essentially 100% financed. The decrease in notes payable reflects the accelerated payments on the Company's land debt as closings have increased. In addition the Company has repaid amounts advanced from its revolving line of credit and retired its Series-A 1992 notes.

Accounts payable and accrued expenses increased by $1,760,000. This increase is reflective of recording estimated amounts for costs of thirty houses closed in June 1998, but for which invoices have not yet been received. The increase also reflects the higher work in process balance mentioned above. In addition the Company significantly increased the profit sharing interest due to development lenders from the year end balance due to the higher closing levels during the second quarter. These profit sharing amounts were paid subsequent to quarter end.

The Company's capital stock and additional paid in capital accounts were increased due to the issuance of stock to the Company's former President and Chief Operating Officer who exercised qualified stock options for 75,000 shares prior to his departure. The increase in retained earnings reflects the Company's net income of $864,000 for the six month period ending June 30, 1998.

RESULTS OF OPERATIONS

The Company closed 72 and 122 units for the three and six month periods ending June 30, 1998 compared to 38 and 82 units for the same periods in the prior year. Both periods reflect increases of 89% and 49%, respectively. For the first six months of 1998, the Company's average sales price was $221,600 which represents a $6,200 increase over the average sales price during the full year of 1997. This modest increase reflects increases in the Company's overall base housing prices, but is also impacted by the mix of products which is illustrated below.

Closings                            Townhomes  Cluster Homes  Single Family  Total
--------                            ---------  -------------  -------------  -----
3 month period ended June 30, 1998      34           4              34         72
3 month period ended June 30, 1997      19           3              16         38
6 month period ended June 30, 1998      54          13              55        122
6 month period ended June 30, 1997      34           5              43         82


The combination of the increased unit activity and the higher average sales price resulted in revenues of $15,323,000, and $27,032,000 for the three and six month periods ended June 30, 1998. These amounts reflect increases from comparable prior periods of $7,059,000, or 85% for the second quarter, and $8,126,000, or 43% for the six month period. The Company's gross profit as a percentage of revenue remained consistent with the prior year. However, due to the increase of sales volume, gross profit increased by $1,345,000, to $3,063,000 during the second quarter of 1998. This represents a 78% increase over the prior year second quarter. During the six month period ended June 30, 1998 the Company's gross profit increased by $1,875,000 which represents a 50% increase over the previous six month period. The Company's gross profit as a percentage of revenue during the six month period ended June 30, 1998 increased by 1% over the previous six month period and was 21%.

Due to the significant increase in revenue, the Company showed a corresponding improvement in its operating expenses as a percentage of revenue. Operating expenses were 16% and 18%, versus 20% and 18% for the three and six month comparable periods. The overall increase in costs is primarily attributable to variable marketing expenses, commissions and closing costs, which increase relative to the higher revenue levels. In addition, the Company increased its general and administrative expenses during both periods due primarily to higher compensation levels and consulting expenses associated with new product design and installation of the Company's new management information system. These costs were partially offset by decreases in the Company's interest expense related to its debt and decreased real estate taxes associated with inventory holdings.

As a result of these factors the Company recorded income from operations of $619,000 and $763,000, for the three and six month periods ending June 30, 1998, compared to $53,000 and $368,000 during the comparable prior year periods. This improvement reflects a 107% increase in income from operations for the six month period ended June 30, 1998.

During the first quarter of 1997, the Company sold its office building at a gain of approximately $542,00 recorded as other income in the quarterly results presented herewith. In addition to this gain, the Company retired the debt which was collateralized by the office building at a discount which resulted in a $106,000 of other income. Also included in the other income category is $342,000, which represents a one time refund of taxes and fees.

At December 31, 1997 the Company had a deferred tax asset of $2,303,000 of which $1,050,000 was reserved because of uncertainties as to the ultimate realization. As the Company has realized income it can now be more certain than not that a portion of the asset will be utilized and therefore a deferred tax benefit of approximately $314,000 is reflected in the three and six month results for 1998.

All of these factors resulted in the Company recording net income of $747,000, and $864,000 for the three and six month period ended June 30, 1998, versus $77,000 and $1,413,000 for the comparable previous year periods. The 1997 results included certain nonrecurring items of $1,000,000, previously mentioned.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 1998 the Company continued to improve its liquidity and capital resources through its profitable operations. The Company generated $2,296,000 of cash from its operating activities during the first six months of 1998. In addition the Company reduced its overall debt by $1,408,000 due primarily to the acceleration of land debt repayments. These accelerated repayments have been achievable because of the additional increase in unit sales volumes.

The Company's lending relationships and borrowing capacities remain stable and have been enhanced by more favorable terms and higher commitments which were negotiated during recent renewals. The Company's debt to equity ratio continues to be strong and has improved to less than a 1:1 ratio. The strength of the Company's balance sheet continues to provide a basis for enhanced credit terms from virtually all of the Company's lenders, and interest costs continue to be lowered.

The Company has maintained its secured line of credit which provides $1,450,000 of available working capital to the Company. This reflects a slight decrease from the commitment amount at December 31, 1997 which is attributable to the reducing collateral base as the Company sells homes at its Castle Pines North project. Although the Company has secured additional development financing with this same collateral, the Company has agreed with its lender to maintain the line of credit amount at its current level due to the enhanced value of the underlying properties notwithstanding the reduced number of units. In addition the Company maintains a $500,000 unsecured working capital facility with another lender. Neither of these facilities was drawn upon at June 30, 1998, and therefore remain available to the Company to support growth and working capital needs.

The Company continues in its desire to expand its operations through additional land acquisitions and community development. However the current market conditions command relatively high levels of pricing for both developed and undeveloped ground, and therefore the Company intends to proceed cautiously with its land acquisition activity. Virtually all land acquisition and community development will require cash equity contributions from the Company in order to secure financing. The Company believes its present working capital coupled with ongoing profitable operations will provide the necessary equity for the planned managed growth.

FORWARD LOOKING STATEMENT

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

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

     (b) There were no reports on Form 8-K filed for the six months ended June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 THE WRITER CORPORATION
                                      (Registrant)


Date: August 7, 1998             /s/ Daniel J. Nickless
                                 --------------------------------------
                                 By: Daniel J. Nickless
                                 Executive Vice President and
                                 Chief Operating and Financial Officer