Form 10-Q
period 1998-09-30
WRITER CORP
filed 1998-11-12
CIK 108606

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-Q

               [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended September 30, 1998
                                                ------------------
                 [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ______________ to _____________

                          Commission file number: 0-08305
                                                  -------
                               THE WRITER CORPORATION
               (Exact name of registrant as specified in its charter)

                       Colorado                      84-0510478
           ----------------------------------------------------------
           (State or other jurisdiction of         (IRS Employer
            incorporation or organization)          Identification No.

          6061 S. Willow Dr., #232, Englewood, Colorado           80111
          -------------------------------------------------------------
          (Address of principal executive offices)             Zip Code

                                     (303) 779-4100
                                     --------------
                   (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant is required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes     X      No
                          ---        ---
The number of share outstanding of the registrant's common stock as of November 6, 1998 was 7,430,590.

                              THE WRITER CORPORATION
                                 AND SUBSIDIARIES

                                       INDEX


                                                                                         Page
PART I.        FINANCIAL INFORMATION                                                    Number
                                                                                        ------
     Item 1.   FINANCIAL STATEMENTS

               Consolidated Balance Sheets
               September 30, 1998 and
               December 31, 1997 (Unaudited)                                               3

               Condensed Consolidated Statements
               of Operations for the three and nine months
               ended September 30, 1998 and 1997 (Unaudited)                               5

               Condensed Consolidated Statements of Cash Flows
               for the nine months ended September 30, 1998 and
               1997 (Unaudited)                                                            6

               Notes to Consolidated Financial Statements (Unaudited)                      7


     Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS AND LIQUIDITY AND
               CAPITAL RESOURCES.                                                          9


     Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                 13


PART II.  OTHER INFORMATION                                                               14

                               THE WRITER CORPORATION
                                  AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)

                                                     September 30,   December 31,
                                                          1998           1997
                                                     -------------   ------------
 ASSETS

 Residential real estate held for sale, net:

    Homes under construction                          $19,847,000   $16,804,000
    Model homes and furnishings                         4,350,000     3,516,000
    Land and land development                          14,577,000    16,041,000
    Raw land                                                9,000       739,000
                                                      -----------   -----------

       Subtotal                                        38,783,000    37,100,000

 Office property and equipment, less accumulated
      depreciation of $518,000 and $401,000               601,000       470,000

 Other assets:
    Cash and cash equivalents                             811,000     1,015,000
    Restricted cash                                       761,000       722,000
    Accounts receivable                                   533,000       315,000
    Deferred tax asset                                  1,500,000     1,251,000
    Other                                                 847,000       707,000
                                                      -----------   -----------
       Total Assets                                   $43,836,000   $41,580,000
                                                      -----------   -----------
                                                      -----------   -----------

                                  (Continued)

                            THE WRITER CORPORATION
                              AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (Unaudited)


                                                     September 30,   December 31,
                                                          1998           1997
                                                     -------------   ------------
 LIABILITIES

    Notes payable                                    $18,200,000     $19,221,000
    Accounts payable and accrued expenses              6,538,000       4,796,000
    Accrued interest                                     162,000         182,000
                                                     -----------     -----------
            Subtotal                                  24,900,000      24,199,000


 STOCKHOLDERS' EQUITY

    Common stock, $.10 par value; authorized,
    10,000,000 shares; 7,430,600 and 7,354,600
    shares issued and outstanding                        743,000         735,000
    Additional paid-in capital                        12,429,000      12,352,000
    Retained earnings                                  5,764,000       4,294,000
                                                     -----------     -----------
            Total Stockholders Equity, net            18,936,000      17,381,000
                                                     -----------     -----------

                                                     $43,836,000     $41,580,000
                                                     -----------     -----------
                                                     -----------     -----------

                                   (Concluded)

                   See notes to consolidated financial statements.

                              THE WRITER CORPORATION
                                  AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)


                                                 For the Three Months                    For the Nine Months
                                                  Ended September 30                     Ended September 30,

                                                1998                 1997                 1998                  1997
                                            -------------         ------------        -------------         ------------
 Residential operations:
    Revenue                                 $ 15,017,000          $ 12,902,000        $ 42,049,000          $ 31,808,000
    Cost of sales                            (12,212,000)          (10,565,000)        (33,621,000)          (25,723,000)
    Expenses                                  (2,192,000)           (1,740,000)         (7,052,000)           (5,120,000)
                                            ------------          ------------        ------------          ------------

 Income from residential operations              613,000               597,000           1,376,000               965,000

 Interest and other income, net                   28,000               195,000             152,000             1,240,000
                                            ------------          ------------        ------------          ------------

 Net income before income taxes                  641,000               792,000           1,528,000            2,205,000
 Income tax (expense) benefit                    (35,000)              220,000             (58,000)             220,000
                                            ------------          ------------        ------------          ------------

 Net income                                 $    606,000          $  1,012,000          $1,470,000           $2,425,000
                                            ------------          ------------        ------------          ------------
                                            ------------          ------------        ------------          ------------

 Earnings per basic share                   $.08                  $.14                  $0.20                $.33

 Earnings per diluted share                 $.08                  $.13                  $0.19                $.32

 Weighted average number of shares
 Outstanding
       Basic                                   7,430,000             7,355,000           7,405,000            7,355,000
       Diluted                                 7,859,000             7,758,000           7,838,000            7,757,000


                          See notes to consolidated financial statements.

                               THE WRITER CORPORATION
                                  AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)


                                                        For the Three Months
                                                         Ended September 30,

                                                         1998               1997
                                                     -------------      ------------
 NET CASH PROVIDED BY OPERATING ACTIVITIES:          $  1,065,000      $    784,000
                                                     ------------      ------------

 CASH FLOWS PROVIDED BY (USED IN) INVESTING
 ACTIVITIES:
      Purchases of office property and equipment         (333,000)         (314,000)
      Proceeds from sale of office property                                 905,000
                                                     ------------      ------------

           Net cash (used in) provided by
             investing activity                          (333,000)          591,000
                                                     ------------      ------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from notes payable                      28,025,000        21,443,000
      Principal payments on notes payable             (29,046,000)      (22,745,000)
      Proceeds from the sale of common stock               85,000
                                                     ------------      ------------

           Net cash used in financing activities         (936,000)       (1,302,000)
                                                     ------------      ------------
 NET INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS                                   (204,000)           73,000

 CASH AND CASH EQUIVALENTS, beginning of period         1,015,000           995,000
                                                     ------------      ------------

 CASH AND CASH EQUIVALENTS, end of period            $    811,000      $  1,068,000
                                                     ------------      ------------
                                                     ------------      ------------

                  See notes to consolidated financial statements.

                             THE WRITER CORPORATION
                                  AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

A.   ACCOUNTING POLICIES:

The consolidated balance sheet as of September 30, 1998, the related condensed consolidated statements of operations and cash flows for the three and nine month periods ended September 30, 1998 and 1997 are unaudited, but in management's opinion, include all adjustments necessary for a fair presentation of such financial statements. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components. The Company's comprehensive income for the three and nine months ended September 30, 1998 and 1997 is the same amount as the Company's net income for these periods.

EARNINGS PER SHARE

The following table reconciles income and the number of shares outstanding used in the calculation of basic and diluted earnings per share.


                                                           Income               Shares         Per Share
                                                      ---------------         ----------       ---------
For the Nine Months Ended September 30, 1998:

   Net Income                                            $1,470,000            7,405,000          $0.20
   Effect of options                                                             133,000
   Effect of convertible debt                                49,000              300,000
                                                         ----------            ---------
       Net income per share - assuming dilution          $1,519,000            7,838,000          $0.19
                                                         ----------            ---------          -----
                                                         ----------            ---------          -----


For the Quarter Ended September 30, 1998:

   Net Income                                            $  606,000            7,430,000          $0.08
   Effect of options                                                             129,000
   Effect of convertible debt                                16,000              300,000
                                                         ----------            ---------
       Net income per share - assuming dilution          $  622,000            7,859,000          $0.08
                                                         ----------            ---------          -----
                                                         ----------            ---------          -----


For the Nine Months Ended September 30, 1997:

   Net Income                                            $2,425,000            7,355,000          $0.33
   Effect of options                                                              60,000
   Effect of convertible debt                                48,000              342,000
                                                         ----------            ---------
       Net income per share - assuming dilution          $2,473,000            7,757,000          $0.32
                                                         ----------            ---------          -----
                                                         ----------            ---------          -----


For the Quarter Ended September 30, 1997:

   Net Income                                            $1,012,000            7,355,000          $0.14
   Effect of options                                                              61,000
   Effect of convertible debt                                16,000              342,000
                                                         ----------            ---------
       Net income per share - assuming dilution          $1,028,000            7,758,000          $0.13
                                                         ----------            ---------          -----
                                                         ----------            ---------          -----

                               THE WRITER CORPORATION
                                  AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES.

FORWARD LOOKING STATEMENT

In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward looking statements contained in the following discussion and elsewhere in this report and in any other statements made by or on behalf of the Company whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to the future operations, strategies, financial results, or other developments. In particular, statements using verbs such as, "expected", "anticipate", "believe", or words of similar import generally involve forward looking statements.
Without limiting the foregoing, forward looking statements include statements which represent the Company's beliefs concerning future, or projected levels of sales of the Company's homes, investments in land or other assets, projected absorption rates, or the Company's ability to attract needed financing, or the continued earnings or profitability of the Company's activities. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by or on behalf of the Company. Whether or not actual results differ materially from forward looking statements may depend on numerous foreseeable and unforeseeable events or developments, some of which may be national in scope, such as general economic conditions and interest rates; some of which may be related to the homebuilding industry generally, such as price, competition, regulatory developments, and industry consolidation; and others of which may relate to the Company specifically, such as credit availability and the liquidity necessary to provide equity into land acquisition and development transactions and other factors.

FINANCIAL CONDITION

The following presents the Company's financial condition at September 30, 1998, except where stated otherwise, comparisons are to December 31, 1997.

During the first nine months of 1998 the Company increased its backlog of homes under contract 192% to 213 units from 73 units at year end. This backlog represents potential revenue of $41,600,000 at September 30, 1998 versus $16,200,000 at December 31, 1997, a 157% increase. On June 30, 1998 the
Company's backlog was 158 units representing potential revenue of $31,600,000. These increases reflect continued stability in market conditions in the Denver metropolitan area, which are exceeding our expectations, supplemented by our expansion into Northern Colorado.

The Company's work in process inventory of homes under construction increased by $3,043,000, or 18% from the year end balance. This increase is attributable to the previously mentioned increased backlog.

Model homes and furnishings increased by $834,000, or 24% which reflects the construction, furnishing and opening of models at the Park Square community at Lowry and models for the Northern Division operations at the Stetson Creek and River West communities.

The Company's land and land development accounts decreased by $1,464,000, or 9% which reflects the Company's continued emphasis on moving lots into production. This movement has been accelerated due to the increased sales activity at the Company's communities.

The Company's raw land accounts decreased by $730,000, or 99% reflecting the platting of a 97 unit town home parcel in Castle Pines North. At this time all land held has been platted. The remaining balance represents funds spent in planning a parcel currently under contract and is expected to close in 1998. The site has 140 single family units. The Company is investigating several parcels of land, which in addition to the lots currently held are expected to provide for the Company's land needs in the foreseeable future.

The Company's office property and equipment, less accumulated depreciation accounts have increased $131,000, or 28% reflecting investment in office furniture and equipment and construction equipment to establish the new Northern Division and three new sales centers.

Cash balances have decreased by $204,000, or 20%. This reflects the Company's effort to accelerate payments on debt and to pay subcontractors and vendors.

Accounts receivable increased by $218,000, or 69% reflecting additional deposits with utility companies, counties and escrows established pursuant to landscape agreements at the time of home closing with buyers. The escrow deposits are disbursed to the Company after the completion of the landscape improvements.

The Company's deferred tax asset has been increased by $249,000, or 20%. The Company's continued improvement in operations now provides a basis for additional recognition of the Company's deferred tax assets. These deferred tax assets stem primarily from land valuation allowances previously expensed within prior periods which are now being utilized to reduce tax liabilities payable.

Other assets have increased by $140,000, or 20%. The increase is primarily attributable to income tax deposits.

The Company's notes payable account was reduced by $1,021,000, or 5% despite the increase in the Company's work in process inventory which is essentially 100% financed. The decrease in notes payable reflects the accelerated payments on the Company's land debt as closings have increased. In addition the Company has paid down all but $350,000 advanced from its revolving line of credit and retired its Series-A 1992 notes.

Accounts payable and accrued expenses has increased by $1,742,000, or 36%. This increase is reflective of recording estimated costs on 30 homes closed in September 1998, compared to 16 homes closed in December of 1997. The increase also reflects the higher work in process balances and an increase of $474,000, or 77% in customer earnest deposits. In addition the Company significantly increased profit sharing interest due to development lenders from the year end balance due to the higher closing levels during the third quarter. These profit sharing amounts were paid subsequent to quarter end. They stem from the Company's Peninsula project, which will be completed in 1998.

The Company's capital stock and additional paid in capital accounts were increased due to the issuance of stock to a former and a current employee who exercised qualified stock options. The increase in retained earnings reflects the Company's net income of $1,470,000 for the nine month period ending September 30, 1998.

RESULTS OF OPERATIONS

The Company closed 62 and 184 homes for the three and nine month periods ending September 30, 1998 compared to 58 and 140 homes for the same periods in the prior year. The periods reflect increases of 7% and 31% respectively. For the first nine months of 1998, the Company's average sales price was $221,900 which is a $1,000 increase over the average sales price during the full year of 1997. This increase reflects a modest increase in the Company's overall base housing prices, but is also impacted by the mix of products which is illustrated below.



Closings                                  Townhomes    Cluster Homes    Single Family    Total
--------                                  ---------    -------------    -------------    -----

3 month period ended Sept. 30, 1998          31                4              27            62

3 month period ended Sept. 30, 1997          23                5              30            58

9 month period ended Sept. 30, 1998          85               17              82           184

9 month period ended Sept. 30, 1997          57               10              73           140


The combination of the increased unit activity and the higher average sales price resulted in revenues related to home sales of $13,798,000 and $40,830,000 for the three and nine month periods ended September 30, 1998. These amounts reflect increases from comparable prior year periods of $896,000 or 7% for the third quarter, and $9,718,000 or 31% for the nine month period. These amounts exclude the revenue generated from certain lot sales of $695,000 and $1,219,000 which were recorded in the first quarter of 1997 and the third quarter of 1998, respectively. The Company's gross profit as a percentage of revenue improved by 1% for both the three and nine month periods ended September 30, 1998. Gross profit increased by $468,000 to $2,805,000 during the third quarter of 1998 due to the increase in sales volume. This represents a 20% increase in gross profit over the prior year third quarter. During the nine month period ended September 30, 1998 the Company's gross profit increased by $2,343,000, to $8,428,000 which represents a 39% increase over the previous nine month period ending September 30, 1997.

Operating expenses increased $452,000 and $1,932,000 for the three and the nine month periods ending September 30, 1998 as compared to the same periods a year ago. The increase in operating expenses can be attributed to an increase in company sales volume during these periods. As a percentage of revenues, operating expenses have slowed to 15% during the three month period ending September 30, 1998 as compared to 17% for the nine month period ending September 30, 1998. The Company's marketing expenses increased by $874,000 over the prior year period reflecting the opening of three new communities and increased commissions and closing costs, which increase relative to the higher revenue levels. The Company's general and administrative expenses also increased by $702,000 due to higher compensation levels and consulting expenses associated with new product design and installation of the Company's new management information system. In addition investor profit sharing interest payments have increased by $478,000 over the same period last year reflecting increased closings at the Company's Peninsula and Northpark communities. These increases were partially offset by decreases in the Company's other interest expense related to its debt and decreased real estate taxes associated with inventory holdings.

As a result of these factors the Company increased income from operations by 43% during the first nine months of 1998 as compared to the same period in 1997.
The Company's operating income was $613,000 and $1,376,000 for the three and nine month periods ending September 30, 1998, as compared to $597,000 and $965,000 during the prior year periods.

During the first quarter of 1997, the Company sold its office building and retired debt resulting in other income of $648,000. Also included in the other income category is $342,000, from a one time refund of taxes and fees.

At December 31, 1997 the Company had a deferred tax asset of $2,301,000 of which $1,050,000 was reserved because of uncertainties as to that assets' ultimate realization. As the Company has realized income it can now be more certain than not that a portion of the asset will be utilized and therefore recognized a deferred tax benefit of $204,000 and $518,000, which offsets current income tax expense of $239,000 and $576,000 for three and nine month periods ended September 30, 1998, respectively.

All of these factors resulted in the Company recording net income of $606,000 and $1,470,000 for the three and nine month periods ended September 30, 1998, versus $1,012,000 and $2,425,000 for the comparable previous year periods. The results for nine months ending September 30, 1997 included other income of $990,000 mentioned above, and benefitted from a net operating tax carryforward of $382,000. If these one time items were excluded, net income would have been approximately $1,053,000 for the nine months ending September 30, 1997, versus $1,470,000 of net income in 1998.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 1998 the Company continued to improve its liquidity and capital resources through its profitable operations. The Company generated $1,065,000 of cash from its operating activities during the first nine months of 1998. The Company invested $333,000 and $314,000 in office property and equipment during the nine months ending September 30, 1998 and September 30, 1997, respectively. In addition the prior year periods' investing activities included proceeds of $905,000, primarily from the sale of the Company's office building. The Company reduced its overall debt in 1998 by $1,021,000 due primarily to the acceleration of land debt repayments. These accelerated repayments have been achievable because of the additional increase in sales volume.

The Company's lending relationships and borrowing capacities remain stable and have been enhanced by more favorable terms and higher commitments which were negotiated during recent renewals. The Company's debt to equity ratio continues to be strong and has improved to less than a 1:1 ratio. The strength of the Company's balance sheet and operations continues to provide a basis for enhanced credit terms from virtually all of the Company's lenders, resulting in lower interest costs.

The Company has maintained its secured line of credit which provides $1,450,000 of available working capital to the Company. This reflects a slight decrease from the commitment amounts at December 31, 1997 which is attributable to the reducing collateral base as the Company sells homes at its Castle Pines North project. Although the Company has secured additional development financing with this same collateral, the Company has agreed with its lender to maintain the line of credit amount at its current level due to the enhanced value of the underlying properties, notwithstanding the reduced number of units. In addition the Company maintains a $500,000 unsecured working capital facility with another lender. The Company has $350,000 drawn on the secured line at September 30, 1998, which was repaid in October, 1998, leaving these facilities available to the Company to support growth and working capital needs, in addition to its operating income and associated cash flow.

The Company continues in its desire to expand its operations through additional land acquisitions and community development. However the current market conditions command relatively high levels of pricing for both developed and undeveloped ground, and therefore the Company intends to proceed cautiously with its land acquisition activity. Virtually all land acquisition and community development will require cash equity contributions from the Company in order to secure financing. The
Company believes its present working capital coupled with ongoing profitable operations will provide the necessary equity for planned managed growth.

INFORMATION SYSTEMS AND YEAR 2000 ISSUE

The inability of computer software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two year digit is commonly referred to as the year 2000 compliance issue. As the year 2000 approaches such systems may be unable to accurately process certain date-based information.

The Company has identified all significant applications in its software and equipment that require modification to insure year 2000 compliance. The Company has completed testing of its internal hardware and has determined that it is compliant with regard to the year 2000 issue. None of the Company's equipment that may contain embedded computer chips are critical to the Company's operations. The Company has contacted all significant vendors and others upon whom it relies to assure that their systems will be converted in a timely fashion. All have made representations to the Company that their systems will be compliant. The Company utilizes software to process its management information, which has been developed by an outside vendor. Currently, the vendor software is not year 2000 compliant, but the vendor has represented that it will provide an updated software release sometime during the fourth quarter of 1998 or the first quarter of 1999. The Company intends to install this upgrade during the first quarter of 1999. Other application software, (such as spreadsheets, word processing and other personal and work group applications), will be upgraded when the year 2000 compliant software is available. The Company plans to be 100% year 2000 compliant by June 30, 1999.

The total cost to the Company of these year 2000 compliance issues is not anticipated to be material, and has not been material to date. All costs to date have been expensed.

Should the outside software vendors not provide year 2000 compliant releases, it could have a material adverse affect on the Company's management information system. The Company will know at the end of the first quarter of 1999 if there is a possibility of the vendor not providing a year 2000 solution. Should this possibility occur, other similar software packages are available with estimated installation costs of $100,000 to $250,000. The Company believes its worst case scenario is that the Company would not have any automated processing capabilities and would have to rely upon manual processing of accounting and other data. This would require additional clerical help until such time that an alternative information processing system can be put in place. The Company does not believe that this scenario will occur. However, if it should, the Company does not expect that it would have a material adverse affect on the Company's financial position and results of operations.

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

    (b) There were no reports on Form 8-K filed for the quarter ended September 30, 1998.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 THE WRITER CORPORATION
                                      (Registrant)


Date: November 9, 1998            By:     /s/ Daniel J. Nickless
                                     --------------------------------
                                          Daniel J. Nickless
                                          Executive Vice President and
                                          Chief Operating and Financial Officer