Form 10-K405
period 1998-12-31
WRITER CORP
filed 1999-04-15
CIK 108606

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549
                                     FORM 10-K

               [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended December 31, 1998

             [_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Transition Period From _____ to _____
                                --------------------
                          Commission file number 0-08305.

                               THE WRITER CORPORATION

     Colorado                                       84-0510478
     --------                                       ----------
(State of incorporation)                (IRS Employer Identification No.)

6061 S. Willow Drive #232, Englewood, Colorado       80111
----------------------------------------------       -----
(303) 779-4100
--------------

Securities registered pursuant to Section 12(b) of the Act:           None

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X
                             -----

The aggregate market value of The Writer Corporation common shares on March 8, 1999 (based upon the average between the reported bid and asked prices of these shares traded over-the-counter) held by non-affiliates was approximately $7,627,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of March 26, 1999, 7,432,590 shares of The Writer Corporation's $.10 par value common stock were outstanding.

                        DOCUMENTS INCORPORATED BY REFERENCE
                                       (NONE)

                                       PART I

                                 ITEM 1.  BUSINESS.

The Writer Corporation is a developer and builder of planned residential communities in the Denver, Colorado area. The Company has recently expanded into the Northern Colorado area with projects in Ft. Collins and Windsor, Colorado. The Company believes its expansion into Northern Colorado provides an opportunity for the Company to identify more affordable development opportunities in an expanding marketing area. Because of these opportunities, the Company has assumed an aggressive position relative to its overall land philosophy and current land position. The Company has purchased a contract which allows the Company to acquire 107 acres in Southeast Ft. Collins which is entitled under the Ft. Collins "City Plan". Under the City Plan, the zoning requires the development of no less than 481 lots. This parcel will allow the Company to plan and develop a significant community consistent with its historical developments. The Company also acquired 140 single family lots in Arvada, Colorado for a new project called Sunrise Ridge. The Company is continuously investigating community development opportunities and has recently entered into three letters of intent to purchase parcels in the Denver Metropolitan area and is processing contracts on two additional parcels. To fund this growth, the Company has re-employed its available cash flow and will continue to expand its borrowing relationships. See additional discussion at Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

The Company has received local and national recognition for the design of its planned residential communities which integrate single family homes and townhomes with extensive greenbelts, bicycle and walking paths, winding streets and family recreation facilities to create a beneficial lifestyle for their residents. From the date of its inception through December 31, 1998, the Company has closed the sale of 9,925 homes in 35 communities.

                               RESIDENTIAL DEVELOPMENTS

The Company markets its planned residential communities to a broad spectrum of middle and upper middle income buyers. Sales prices for the Company's homes currently range from approximately $129,000 to $337,000.

The following table presents historical data relating to sales of the Company's homes and homes under contract.

                                                      Year Ended December 31,
                                                      -----------------------
                                       1998         1997         1996         1995         1994
                                       ----         ----         ----         ----         ----
Total Revenues From
  Closed Sales (in thousands)(1)     $ 64,091     $ 44,098     $ 46,284     $ 31,960     $ 36,126
Average Sales Price (per home)       $219,048     $220,913     $215,274     $194,878     $174,522
Number of Homes Closed                    286          196          215          164          207
Backlog as of December 31,
  (number of homes)                       166           73           54           66           36
Backlog as of December 31,
  (in thousands)                     $ 31,653     $ 16,183     $ 11,885     $ 14,766     $  6,365


(1)  1998 and 1997 Revenue includes $1,433,000 and $799,0000 from 27 and 14 finished lot sales, respectively.

Backlog is defined as the number of homes in planning or construction which are under contract but not closed. Backlog contracts are cancelable upon forfeiture of $2,000 to $5,000 deposits or without forfeiture if permanent financing cannot be obtained or other contingencies included in the contract have not been resolved. The Company expects the majority of the December 31, 1998 backlog to close within 1999. The backlog at March 7, 1999 was 203 homes, representing $39,650,000 in potential revenue.

PLANNED RESIDENTIAL COMMUNITIES

The Company designs its planned residential communities to complement existing land characteristics, blending cul-de-sacs with extensive greenbelt parks, natural open space and winding streets to create a pleasant environment compatible with its surroundings. Typically the Company's planned communities incorporate one or more recreation facilities such as a clubhouse, swimming pool or tennis courts. The Company constructs model homes to assist in marketing each community, striving for distinctive architecture and interior design. The Company has built in 35 communities, 26 of which have been completed. The Company was active in eleven communities during 1998, some of which have more than one product line, including; Southpark's Peninsula, Greenbrook, Northpark, Lowry, Castle Pines North, Highlands Ranch Writer Ridge II, SummerHill and Settler's Village, all located in metropolitan Denver, and Water Valley and River West in Windsor, Colorado, and Stetson Creek in Ft. Collins, Colorado.

The following table summarizes information with respect to all of the Company's current residential communities.

                                                                       Under Construction                          Current or
                                     Date      Units In              ---------------------                          Projected
                                    Opened      Master    Units       Under      Not Under   Units Not             Base Price
PROJECT                            for Sale      Plan     Closed     Contract    Contract    Started    Models       Range
-------                            --------    --------   ------     --------    ---------   ---------  ------     ----------
SOUTHPARK                            1982       1051       1051          0            0          0         0
GREENBROOK (1)
  Townhomes                          1983        212        153         22            7         27         3       $128,400 -
                                                                                                                   $132,400
NORTHPARK

  Single Family
      Executive                      1983        258        258          0            0          0         0

      Village                        1986        163        163          0            0          0         0

      New Single Family              1992         58         58          0            0          0         0

  Townhomes (2)                      1984        453        380         25           16         32         0       $166,400 -
                                                                                                                   $179,400


                                                                       Under Construction                          Current or
                                     Date      Units In              ---------------------                          Projected
                                    Opened      Master    Units       Under      Not Under   Units Not             Base Price
PROJECT                            for Sale      Plan     Closed     Contract    Contract    Started    Models       Range
-------                            --------    --------   ------     --------    ---------   ---------  ------     ----------

LOWRY (3)
  Townhomes                          1998        120         19         38            0         60         3       $185,500 -
                                                                                                                   $199,500

CASTLE PINES NORTH
  Single Family
      Royal Hill/Kings               1985        338        338          0            0          0         0
      Crossing
      Noble Ridge                    1997        186         52          1            2        128         3       $284,900 -
                                                                                                                   $336,900

      KnightsBridge                  1985        235        149         16            4         64         2       $205,900 -
                                                                                                                   $227,900
  Townhomes                          1999         97          0          0            0         97         0       to be
                                                                                                                   determined
HIGHLANDS RANCH
  Single Family

      Writer Ridge                   1990        100        100          0            0          0         0

      Writer Ridge II                1993         88         88          0            0          0         0

      SummerHill                     1993        139        106         13            5         13         2       $202,000 -
                                                                                                                   $227,990
  Townhomes
      Settler's Village (2)          1995        199        122         13            5         59         0       $155,400 -
                                                                                                                   $180,900
SUNRISE RIDGE (6)
  Single Family                      1999         50          0          0            0         50         0       to be
                                                                                                                   determined

  Townhomes                          1999         90          0          0            0         90         0       to be
                                                                                                                   determined
RIVER WEST (5)
  Single Family                      1998         49          5          0            6         36         2       $228,000 -
                                                                                                                   $304,500

STETSON CREEK
  Single Family                      1997         47          7          7            6         25         2       $209,500 -
                                                                                                                   $234,500
  Townhomes (4)                      1999        102          0          0            0        102         0       to be
                                                                                                                   determined
WATER VALLEY (7)

  Single Family                      1997          6          4          0            2          0         0       $230,000 -
                                                                                                                   $262,500
                                               -----      -----        ---           --        ---        --
Total as of
December 31, 1998                              4,041      3,053        135           53        783        17
                                               -----      -----        ---           --        ---        --
                                               -----      -----        ---           --        ---        --

-------------------
See footnotes below.

(1)  The Company re-opened this community in 1997.
(2) In 1997 three of the models at each community were sold and leased back to the Company.
(3) The Company holds an option agreement to acquire an additional 52 lots to be purchased in 1999.
(4)  Purchased in January 1999.
(5) During 1998 37 lots were purchased, the remaining 12 lots were purchased in February 1999.
(6)  Acquired in 1998.
(7)  Completed in 1999.


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

The Company currently has a small inventory of unplatted land which will be platted into 90 townhome sites. In addition, the Company has land under development sufficient for planned construction activities for the near future. As an additional source of lots for construction, the Company intends to enter into purchase agreements for developed or partially developed sites.

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

LAND ACQUISITION AND DEVELOPMENT FINANCING

The Company acquires development financing through lending relationships with financial institutions or other institutional lenders. Usually these loans require equity contributions which the Company must provide through its working capital. They are repaid by refinancing from related construction loan facilities and/or ultimately by proceeds from sale.

HOME CONSTRUCTION

The Company typically completes construction of its homes in 120 to 150 working days, depending on the complexity of the model. On-site construction is performed by subcontractors and overseen by the Company's project supervisors. Most subcontract work is performed under fixed price contracts, which usually cover both labor and materials. Cost savings are sought through the use of quality standard materials and components, building on contiguous sites, standardization of available options, limiting certain types of options and efficient use of land. The Company has many long standing relationships with its subcontractors and believes that these relationships contribute to cost and production efficiencies. The Company continually considers design innovations in its house plans, most of which were developed internally and refined over the years.

CONSTRUCTION FINANCING

The Company currently obtains the majority of its construction financing under revolving lines of credit with local and national banks. These agreements provide financing for a portion of the Company's lot purchases and substantially all material and outside labor costs incurred in the construction of residences. In addition, loan agreements provide model home financing and allow a specific number of speculative homes to be built.
These loans currently bear interest at rates ranging from the prime rate of interest to prime plus 1.5% and are typically renewed annually, at which time loan fees ranging from 0.5% to 1.0% are funded from the loans.

The Company has remaining approximately $17,922,000 available from financing sources for construction financing as of December 31, 1998.

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

CUSTOMER FINANCING

The Company has identified mortgage lenders which are available for buyers to use which it believes are capable of providing timely and professional services at competitive rates. The Company does not require any specific permanent financing relationship to be used by buyers. This practice allows the Company to focus on its primary marketing objective of home sales. Most buyers obtain long term loans with down payments ranging from 5 to 30% of the purchase price.

WORKING CAPITAL FACILITIES

The Company obtains a portion of its working capital through credit facilities from institutional lenders. Currently the Company has three such facilities having the following terms.

     Maximum Principal Amount           Interest Rate            Security
     ------------------------           -------------            ---------
     $1,424,000 (Revolving)             Prime + 1%               Portions of Castle Pines North

     $1,000,000 (Revolving)             Prime + .5%              Unsecured

     $1,500,000                         Prime + 1.5%             Currently unsecured, to be secured by Sunrise Ridge


See Discussion at Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

OTHER FACTORS INFLUENCING THE COMPANY'S BUSINESS

Most raw materials and other construction materials or products that the Company uses are readily available and are carried by major suppliers. However, periods of high inflation can have a negative impact on the operations of the Company. Land prices and housing demand are affected by inflation which also impacts interest rates. Interest rates are a significant factor that impact the real estate development and home building industry. Rate increases affect construction and financing costs negatively and mortgage rates directly impact the number of purchasers who are willing, to buy houses and who qualify for mortgage financing. The Company competes with other companies in its business which may have substantially greater financial resources than the Company.

Metro-Denver, Colorado has pockets of soils which can cause damage to home foundations resulting from expansion due to moisture in those soils. The Company engages soils engineers who advise the Company with respect to foundation structures designed to control expansion of soils which are discovered as a result of preconstruction testing conducted by such engineers.

The Company and other home builders in Colorado have been the subjects of lawsuits claiming, in addition to costs of repair, damages for mental distress, punitive damages, and treble damages under the Colorado Consumer Protection Act arising out of failure to properly design and construct foundations, to properly disclose hazards due to the existence of expansive soils and to promptly repair damages caused by expansive soils.

The Company maintains liability insurance which covers design and manufacturing defects in its products. Management of the Company believes that such insurance is adequate to cover its loss exposure for such defects, including damages which may be caused to its homes by expansive soils. However, the Company's insurance may not cover punitive damages or civil penalties.

The Company has received claims with respect to expansive soils damage at three of its communities. To date, except as discussed below, these claims have been satisfied in the ordinary course of warranty repairs to the Company's homes.

Claims asserted by two homeowners against the Company have been submitted to arbitration in which the Company was defended by its insurance carrier under a reservation of rights. An award was rendered against the Company which included interest and treble damages under the Colorado Consumer Protection Act. The Company's insurer paid $1,700,000.00 in settlement of these awards, reserving the right to later assert policy defenses against the Company. However, based upon advice received from the Company's insurance coverage counsel, Management does not believe that it is likely that the Company's insurer would prevail if claims based on policy defenses were asserted by the Company's carrier.

Management also believes that it is unlikely that any pending claims of damage due to expansive soils will result in recovery of awards which would not be covered by insurance and/or would in the aggregate have a material adverse impact upon the Company. However, there is no assurance that pending expansive soils claims or such claims which may be asserted in the future will not have elements of damage which are not covered by the Company's liability insurance and will not have an adverse impact upon the cost of the Company's liability insurance.

EMPLOYEES

As of December 31, 1998 the Company had 101 full time employees, including 7 in executive positions, 9 in sales and marketing activities, 73 in planning, construction or development activities, 12 in administrative activities, and 13 part-time employees, primarily assisting in sales. The Company considers its employee relations to be good and none of the Company's employees are unionized.

ITEM 2.  PROPERTIES.

The Company's principal offices are in the Atrium Building located at 6061 S. Willow St., Englewood, Colorado. The Company has leased approximately 10,000 square feet for a five year term ending June 2002 with renewal options. The Company's Northern Division has its office at 5200 Hahns Peak Drive, Loveland, Colorado. The Company has leased approximately 1200 square feet for a three year term ending May 2001.

On March 14, 1997, the Company sold its headquarters building to an unrelated party at a gain of $542,200. In addition, the Company received a discount of $106,000 on the early extinguishment of the debt securing the office property. The gains on the sale of the building and on the early extinguishment of debt were recorded in the first quarter of 1997.

The Company owns various parcels of real estate in metropolitan Denver and Northern Colorado which it holds for development as residential property.

ITEM 3.  LEGAL PROCEEDINGS.

The Company has no material pending legal proceedings other than ordinary routine litigation incidental to its business. See Discussion at Item 1, "Business, Other Factors Influencing the Company's Business".

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


                                      PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

The Company's common stock is traded over-the-counter under the symbol WRTC. The following table presents the "highest bid"and "lowest ask" quotations (as supplied by the National Quotation Bureau, Inc.) and dividend information for the Company. The approximate number of holders of record of the Company's common stock as of March 8, 1999 was 400.

Stock Price and Dividends             Low          High
-------------------------             ---          ----
                                  "Bid Price"   "Ask Price"   Dividends Paid
                                  -----------   -----------      Per Share
                                                              --------------
         1998
         ----
         First Quarter               $1.31        $2.25            None
         Second Quarter               1.88         2.63            None
         Third Quarter                1.75         2.69            None
         Fourth Quarter               1.63         2.38            None

         1997
         ----
         First Quarter               $1.01        $1.30            None
         Second Quarter               1.06         1.36            None
         Third Quarter                1.08         1.25            None
         Fourth Quarter               1.06         1.47            None


ITEM 6.  SELECTED FINANCIAL DATA.

The selected financial and other data of the Company set forth below should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto included elsewhere in this Form 10-K.

 Dollar amounts in thousands
 other than per share data             1998        1997        1996        1995         1994
                                       ----        ----        ----        ----         ----
 Revenues                           $64,091     $44,098     $46,284     $31,960      $36,126

 Income (loss) from continuing
 operations (1)                      $2,182      $3,460      $1,301      $(316)       $1,233

 Income (loss) from continuing
 operations per share
   Basic                               $.29        $.47        $.18      $(.05)         $.21
   Diluted                             $.29        $.46        $.18      $(.05)         $.21

 Net income (1) (2)                  $2,182      $3,460      $1,301      $1,121       $1,233
 Net income per share (1) (2)
   Basic                               $.29        $.47        $.18        $.18         $.21
   Diluted                             $.29        $.46        $.18        $.18         $.21


 Weighted average shares
 outstanding (Basic)              7,412,000   7,355,000   7,341,000   6,280,000    5,974,000

 Dividends paid per share               -0-         -0-         -0-         -0-          -0-

 Total assets                       $44,478     $41,580     $36,650     $41,070      $41,851

 Notes payable                      $17,936     $19,221     $17,241     $22,419      $25,937


-------------------
(1)  Included in 1997 Income is $1,185,000 of non-recurring income.
(2) These amounts include the Company's extraordinary gain from early extinguishment of debt, of $1,437,000, recorded during 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1998 follows.

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

RESULTS OF OPERATIONS

In 1998 the Company recorded the highest levels of sales, revenue, gross profit, and income from residential operations in the last decade of its history. Total 1998 revenue of $64,100,000 represents a 45.3% increase over the previous year total. This $20,000,000 increase in revenue was accompanied by a $15,800,000 or 44.1% increase in cost of sales but resulted in a $12,500,000 total gross profit. The Company's backlog of homes sold but not yet completed at December 31, 1998 grew from 73 to 166, an increase of 127% over December 31, 1997.

This improved performance reflects the Company's continued efforts to maximize the efficiencies in its purchasing, construction and development processes. In addition the Company has focused on increasing sales prices as high as product acceptance and resulting market demand will prudently support. The Company's marketing area continues to provide strong demand.

During 1998 the Company closed 286 units, including 16 from its Northern Colorado Division, which operated for its first full year in 1998. The 1998 closings represent a 45.9% increase in unit closings for the year, a percent change consistent with revenue growth. The average sales price in 1998 was consistent with the prior year. However, there was a slight drop in the price from $220,900 in 1997 to $219,000 in 1998. In 1996 the average sales price was $215,300.

The Company continued its trend of product mix weighting toward attached single family, as illustrated in the table below.

 Closings                         Townhomes    Single Family   Cluster Homes    Total
 --------                         ---------    -------------   -------------    -----
 Year ended December 31, 1998        149            115            22            286
 Year ended December 31, 1997         84             98            14            196
 Year ended December 31, 1996         83            116            16            215


The Company's only cluster home project, the Peninsula, was completed in 1998.

The Company's gross profit of $12,500,000 is a $4,203,000 or 50.4% increase over 1997 results, and a 62.4% increase over 1996. As a percentage of sales the Company's gross profit improved to 19.6% from 18.9% in 1997, and 16.7% in 1996.

As a percentage of revenues all of the Company's expenses improved over the previous year. The Company has focused on maximizing its economies of scale and controlling expenses as revenue increased. This successful effort reflects the stability of the Company's fixed costs notwithstanding its revenue growth which increased variable costs, particularly those associated with sales and marketing.

Sales and marketing costs increased in 1998 by $1,400,000 or 38.3%; however, as a percentage of revenue, the costs improved to 8.0% versus 8.4% in 1997. These costs for the current year are consistent with levels in 1996 when 7.7% of revenue was expended on these activities. Sales commissions are a significant portion of these costs.

General and administrative costs increased by $1,044,000 in 1998 and were 5.8% of revenue versus 6.1% in 1997 and 4.1% in 1996. The dollar increase in 1998 reflects more aggressive compensation programs necessitated by market pressure on salaries and incentive programs for qualified industry personnel.
 In addition the Company increased expenditures on architectural and engineering consultants commensurate with new product development. The Company also incurred rental charges for office space in 1998 and the last half of 1997. Previous year occupancy cost was recorded as interest on debt service and minor depreciation expense included in general and administrative costs.

Interest expense as a percentage of revenue remained consistent in 1998 with the previous year at 1.4%. Both periods reflect an improvement over costs in 1996 which were 2.6% of revenue. This reflects more competitive interest rates which the Company has obtained from its lenders, as well as lower interest rates in the Colorado market generally. In 1998 the Company completed its last significant lender related profit sharing interest arrangement which will lower the Company's effective borrowing rate in the future. The Company incurred $3,050,000 of interest in 1998 including $621,000 from profit sharing arrangements compared to $2,303,000 and $2,955,000 in 1997 and 1996, respectively. The Company's improved performance has enabled it to repay higher coupon debt and structure more favorable credit facilities over the last three years, but increased sales and closing levels in 1998 increased the overall interest incurred amount.

As a result of these items and the increased revenues discussed above, the Company's income from residential operations grew to $2,801,000, a 112.4% increase from 1997 income from residential operations of $1,319,000. This follows a 22.9% increase in 1997 from 1996.

In 1997 the Company reported $1,240,000 of interest and other income which included three non-recurring transactions. A sale of the Company's office property and retirement of related debt resulted in a gain of $648,000 and two refunds from protests and litigation of impact fees and property taxes resulted in income of $537,000. With the exclusion of the non-recurring items in 1997 the Company recorded an increase of approximately $156,000 in interest and other income in 1998 compared to the previous year.

Due to the improved results discussed above, the Company recorded an increase in income before tax to $3,012,000 versus $2,559,000 in 1997 and $1,277,000 in 1996.

In previous years, the Company recorded expenses via valuation reserves to properly reflect the fair market value of its holdings. During 1998 a portion of these previously recorded deductions will be used to offset taxable income because some of the underlying property has been sold to third parties through normal operations. This reduced the Company's recorded tax liability in 1998 and increased the deferred tax asset to $1,166,000 at December 31, 1998. The income tax expense was calculated at statutory rates, reflecting the impact of the deferred asset.

All of the factors discussed above resulted in net income of $2,182,000, net of $830,000 of tax expense for 1998 versus net income of $3,460,000 net of a tax benefit of $901,000 in 1997. Net income in 1996 was $1,301,000, net of a tax benefit of $24,000.

FINANCIAL CONDITION

At December 31, 1998 the Company had 188 homes under construction ranging from foundation stage to final completion as compared to 146 at December 31, 1997. The higher inventory levels are predicated on market conditions, low mortgage rates, the Company's sales growth which led to the Company's increased backlog. The Company received 379 new orders in 1998 which was a 164 unit increase and 76.3% increase over 1997's total of 215, an 86.7% increase over 1996 results of 203. These increases resulted in a 127.4% increase in unit sales backlog which was 166 units at December 31, 1998 versus 73 units at the prior year end. Since year end the backlog has grown an additional 22.3% to 203 at March 7, 1999. The Company's backlog expressed in projected sales revenue at December 31, 1998 grew by 95.6% to over $31,653,000 from $16,183,000 at December 31, 1997. This backlog provides a foundation for strong results in 1999, but is tempered by extended construction time caused by the tight labor market in the Company's marketing areas. This lack of available labor continues to pressure construction schedules and increase construction costs. Because of market demand, management currently believes that more in process inventory will translate to greater market share by providing more available and more timely deliveries to home buyers who desire shorter closing dates from initial contract execution and continues to press this growth. Because of this, the Company continues to quickly re-employ its resources back into production.

WORK IN PROCESS INVENTORY

At December 31, 1998 and 1997, the Company's work in process included a mix as follows.

 Year Ended Dec. 31       Presold     Speculative      Total
 ------------------       -------     ----------       -----
        1998                166            53           219

        1997                 73            73           146


The Company's inventory of homes under construction increased by $828,000 or 4.9% notwithstanding the relatively large increases in units in process (50.0%), because 31 inventory presold units were in the permitting or engineering process at year end and, therefore, carried small cost bases.

Model homes and furnishings increased by $674,000 during 1998 which reflects a 19% increase in the carrying value of these assets. During the year the Company opened four new model homes at two locations for its Northern Colorado Division, at Stetson Creek and at the River West projects. In addition, the Company completed three models at Castle Pines North and three models at Park Square at Lowry. This marketing investment will grow in 1999 as new models are also in process for a single family attached product line for Castle Pines and Stetson Creek. The Company is processing plans for models for both attached and detached single family product lines to be marketed at Sunrise Ridge, the new project in Arvada, Colorado, (north metro-Denver). At December 31, 1998, the Company had six active model sale and lease back transactions.

The Company's investment in land and land development decreased by $825,000, or approximately 5% from the prior year end balance. During the year the Company developed an additional filing at its Castle Pines North project, which has been under contract to sell developed lots, while continuing development at the Settler's Village and Northpark projects. The Company also began development at its Greenbrook project and the Castle Pines North townhome site. The Company closed on 27 lots from Castle Pines North during 1998, while the balance of 33 lots will be sold in 1999 under the terms of the sales agreement consummated in 1996.

The Company has continued to acquire partially developed townhome sites at its Lowry project and developed lots at River West pursuant to pre-existing purchase agreements and will do so into 1999. These costs have been netted with those transferred to homes under construction in the net change identified above.

In January 1999 the Company acquired raw ground which will be developed and marketed as 102 townhomes at Stetson Creek. In January 1999, the Company acquired through purchase a contract which entitles the Company to purchase approximately 107 acres of ground in southeast Ft. Collins, Colorado. The Company is currently planning and platting the site which is zoned for no less than 481 units. The Company is also in the planning and engineering process for the product lines to be marketed at this traditional neighborhood development. See additional discussion of land acquisitions and investigation at Liquidity and Capital Resources discussion below.

The Company's office property and equipment increased by $127,000, or approximately 27% from the previous year which reflects purchases of equipment related to the set up of new sales offices and computer equipment.

The Company's cash, cash equivalents, and restricted cash increased during the year from 1997. The increases primarily related to the relatively high level of closings which the Company had in December 1998. These cash balances were used to retire trade payables or re-employed into inventory shortly after year-end. The increase in accounts payable and accrued expenses was caused primarily by the estimated accrual of expenses related to the completion of inventory closed in December, for which bills had not been received at year end, and to overall increased activity.

The Company's carrying value of its deferred tax asset was adjusted to $1,166,000 during 1998. A significant portion of the Company's deferred tax asset represents temporary differences between deductions for financial reporting and tax reporting, primarily from land basis differences. As of December 31, 1998 the Company remains uncertain as to the realization of the total net deferred tax asset due to the cyclical nature of the real estate industry and other factors outside the control of the Company, such as interest rates. The valuation allowance was adjusted to reflect that portion of the deferred tax asset which the Company believes is more likely than not to be realized. The Company's total deferred tax asset is $1,630,000 which is netted with a $464,000 valuation allowance as of December 31, 1998. The amount of the deferred tax assets considered realizable, however, could be increased or decreased in the near term if estimates of future taxable income are changed.

The Company's notes payable related to construction activities remained consistent with the prior year even though inventory levels have increased. Overall committed construction loan amounts are higher than last year and will generate larger balances as early construction stages on several inventory homes mature into active construction during the first quarter of 1999. The Company finances virtually all of its construction activities through its loan facilities. The Company's loan facilities generally require annual commitment fees of up to 1.0% and accrue interest at prime to prime plus 1.5%. Certain facilities also allow the Company to select a rate indexed on the LIBOR rate.

The Company's notes payable related to land debt decreased by $153,000, or approximately 5.2% during 1998. This decrease is reflective of the Company's efforts to accelerate debt repayments when possible and repayments associated with increased production and closings, versus new land and land development financing.

The Company's other notes payable account decreased during the year as a revolving line of credit was paid off. The Company has remaining $900,000 from its unsecured convertible debt offering which was entered into in 1993 and a small loan for taps at the Company's Greenbrook project. See Additional Discussion at Item 13, Certain Relationships and Related Transactions.

The Company issued 78,000 shares of stock during the year pursuant to exercises of stock option grants previously made to employees.

LIQUIDITY AND CAPITAL RESOURCES

During 1998 the Company generated $3,879,000 of cash from operating activities, primarily from net income. Cash provided from operating activities includes $1,915,000 related to increases in trade payables. In addition, $1,285,000 of debt was retired in 1998. The Company also upgraded computer facilities and other office equipment with $372,000 of expenditures during the year. These results are consistent with management's objective of re-employing all available working capital into operations.

With the sustained, improved operating performance that the Company has shown, its relationships with its lenders has continued to solidify. This has provided the Company with more financing opportunities to leverage its cash and has provided greater opportunities to negotiate more favorable rates and terms. The Company has also attracted lenders who will provide working capital facilities to supplement the Company's liquidity and capital resources generated by operations.

The Company intends to use these working capital facilities for some or all of its equity contribution in new project acquisition and development. The facilities have available commitments of $1,924,000 at December 31, 1998, with no outstanding balances at year end. These funds may not provide all of the necessary equity which traditional lending relationships will require for leveraged, financing of acquisition and development costs of projects. Therefore the Company expects to continue to re-employ its working capital generated from operations to support growth and or debt retirement.

The Company has offered profit or revenue participation to land sellers as part of the acquisition price negotiation. Because of strong buyer demand for improved and undeveloped land, many sellers in the Company's market area are demanding profit participation and requesting more stringent purchase terms; which include cash at closing, closings prior to full entitlement, specific performance contracts, and shorter due diligence periods. The Company weighs all of these risk factors against perceived opportunity as new projects are analyzed. Notwithstanding these factors, land acquisition costs and risk continue to increase because of demand generated by competing builders.

RECENT ACQUISITIONS

The Company has recently completed three acquisitions.

In December 1998, The Company purchased a 140 single family parcel in Arvada, Colorado. The sites were zoned and platted. The Company is currently re-platting a portion for its townhome product. Financing was provided by a $1,500,000 unsecured line of credit, however the Company is currently structuring financing for its development and planned construction with this same lender and will repay the unsecured facility with a new secured facility. The new facility is planned for closing in April 1999.

In January 1999, The Company purchased a 102 single family attached parcel in Ft. Collins, Colorado. This is a continuation of the Company's Stetson Creek project. Financing was provided via an existing $10,000,000 acquisition, development and construction facility. The Company negotiated a $5,000,000 increase in this facility which was closed in March 1999. As part of this facility, the Company was granted a $1,000,000 unsecured working capital line which has an annual maturity. Management anticipates using this new facility to finalize the third acquisition discussed below.

In January 1999, the Company closed on an opportunity to purchase for $750,000 cash, a contract which allows the Company to purchase approximately 107 acres in Ft. Collins, Colorado. The parcel is entitled under the Ft. Collins "City Plan" which requires not less than 481 units to be platted. The Company is platting and engineering the site and expects to begin development in 1999. Three or four product lines will be marketed at this master planned traditional neighborhood development community.

The Company initiated development at new filings at Castle Pines North and Greenbrook, while completing construction at its Peninsula and Writer Ridge II projects. The Company's Summerhill project in Highlands Ranch will be completed in 1999.

The Company is active in seeking replacement projects for the aforementioned completed projects. To this end, the Company has entered into three letters of intent for additional, potential projects and is finalizing a contract for two additional projects. These potential acquisitions will require equity investment from the Company which Management expects to obtain via working capital generation and through additional borrowing from the Company's working capital facilities.

INFORMATION SYSTEMS AND YEAR 2000 ISSUE

The inability of computer software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two digit year is commonly referred to as the year 2000 compliance issue. As the year 2000 approaches such systems may be unable to accurately process certain date-based information.

The Company has identified all significant applications in its software and equipment that require modification to ensure year 2000 compliance. The Company has completed testing of its internal hardware and has determined that it is compliant with regard to the year 2000 issue. None of the Company's equipment that may contain embedded computer chips are critical to the Company's operations. The Company has contacted all significant vendors and others upon whom it relies to assure that their systems will be converted in a timely fashion. The Company utilizes software to process its management information, which has been developed by an outside vendor. Currently, this vendor software is year 2000 compliant. The Company intends to install this upgrade during the second quarter of 1999. Other application software, (such as spreadsheets, word processing and other personal and work group applications), will be upgraded when the year 2000 compliant software is available. The Company plans to be 100% year 2000 compliant by June 30, 1999.

The total costs to the Company of these year 2000 compliance issues is not anticipated to be material, and has not been material to date. All costs to date have been expensed.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary risk facing the Company is interest rate risk on debt obligations. The Company primarily enters into debt obligations to finance the development and acquisition of land, and to support its homebuilding and general corporate operations. All of the Company's debt has variable interest rates, which exposes the Company to interest rate risk. The Company's business strategy has been to accept the interest rate risk associated with variable rate debt which allows it to participate in the increased earnings and cash flows associated with decreases in interest rates.

Under its current policies, the Company does not use interest rate derivative instruments to manage its exposure to interest rate changes. The following sets forth as of December 31, 1998, the Company's debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value.

At December 31, 1998, the Company had variable rate debt outstanding of approximately $17,000,000. The annual increase (decrease) in cash requirements for interest at this level of borrowing should the market rates increase (decrease) by 10% compared to the interest rates in effect at December 31, 1998 would be approximately $132,000 ($132,000).


                                      PART III


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


DIRECTORS

Name, Age, and Other                    Period Served as Director and Business
Positions, if any, with Registrant      Experience During Past 5 Years
----------------------------------      ---------------------------------------

George S. Writer, Jr., 63               Chief Executive Officer, Chairman of the
Chief Executive Officer,                Board since 1964.  Elected a director in
Chairman of the Board of Directors      1961.

Roland Seidler, Jr., 70                 Elected a director in 1971.  Mr. Seidler
                                        is the Chairman and Chief Executive
                                        Officer of The Seidler Companies
                                        Incorporated, a Los Angeles based
                                        investment banking firm.  Mr. Seidler
                                        also is a member of the Board of
                                        Directors for Mellon Financial Group
                                        West.

Ronald S. Loser, 65                     Elected a director in 1973.  Secretary
                                        of The Writer Corporation since its
                                        inception.  Mr. Loser is a Principal of
                                        Brega & Winters, P.C., a Denver law
                                        firm.

Deane J. Writer, Jr., 65                Elected a director in 1975.  Since
                                        January 1992, Mr. Writer has been an
                                        account executive with HRH Insurance, a
                                        national insurance agency.  Prior to
                                        that he was the owner of The Writer
                                        Agency, since 1956.

Louis P. Bansbach, III, 58              Elected a director in 1989.  Mr.
                                        Bansbach is President of Columbine
                                        Realty, Inc., and a Director of United
                                        Bancorp of Wyoming.

Robert G. Tointon, 65                   Elected a director in 1992.  Mr. Tointon
                                        is the President and Chief Executive
                                        Officer of

                                        Phelps-Tointon, Inc. a manufacturer of
                                        structural and architectural pre-stress
                                        components, detention equipment, safes,
                                        and architectural woodwork. Mr. Tointon is also a director of New Century Energies.

William J Gillilan III, 52              Appointed a director in 1999.  Mr.
                                        Gillilan is the former President of
                                        Centex Corporation. During his 24 years with Centex he also served as Chairman of Centex Corporation's real estate and mortgage banking operations. Currently he has been involved in real estate opportunities both as an investor and as an advisor.

DIRECTORS FEES AND TRANSACTIONS - In 1996 the Company adopted a plan by which the outside directors receive an annual retainer fee of $5,000 and a per meeting fee of $750, for either full Board or Executive Committee meetings. These fees were paid in 1998. The Executive Committee includes Directors George S. Writer, Jr., who receives no fees for service, Louis Bansbach, III, Ronald S. Loser, and Robert G. Tointon. This committee meets with the Company's Senior Management during months when a full Board meeting is not convened.

In 1998, 1997 and 1996, Brega and Winters, the law firm in which Ronald S. Loser is a principal, was paid attorneys' fees. Additionally, insurance is placed with a company with which Mr. Deane J. Writer, Jr. is employed and receives a commission. The Company places substantially all of its insurance coverage through this agency. In the opinion of management, the amounts charged in these transactions are less than or comparable to charges which would have been made by unaffiliated parties. Deane J. Writer, Jr. is a first cousin of George S. Writer, Jr.

Executive Officers - Set forth below are the names, ages and offices held by each of the executive officers of the Company.

                                   Positions Held and Business
Name and Age                       Experience During Past 5 Years
------------                       ------------------------------
George S. Writer, Jr., 63          Chief Executive Officer, Chairman of the
                                   Board of Directors of The Writer Corporation since 1964.

Daniel J. Nickless, 43             Executive Vice President, Chief Operating
                                   Officer, Chief Financial Officer and
                                   Treasurer since April, 1998.  Senior Vice
                                   President, Chief Financial Officer and
                                   Treasurer since June 1994. Mr. Nickless served as Vice President of Finance and Treasurer from July 1993 to June 1994, and
                                   Vice President Controller since November
                                   1989.  Mr. Nickless joined the Company as
                                   Controller in February 1989.

Robert R. Reid, 50                 Senior Vice President Operations since August
                                   1992. Mr. Reid has been employed by the Company since 1977 and served as Vice
                                   President-Construction, Vice President-
                                   Southwest  Region, Construction Manager and
                                   Project Manager prior to his present
                                   position.

Dave Steinke, 43                   Senior Vice President since October 1998.
                                   From October 1996 to October 1998 he served as Executive Vice President for Miles
                                   Advertising. From November 1989 to June 1996 he was Vice President of Sales and Marketing for Falcon Homes.

Richard M. Wells, 41               Vice President and Controller since June
                                   1998. From April 1996 to May 1998 he served as Assistant Controller - Finance for Natkin
                                   Contracting, a national mechanical
                                   contractor. From July 1995 to March 1996 he served, in a temporary capacity, as Controller for Encore Media International, a division of TCI providing cable television programming internationally. From December
                                   1993 to June 1995 he served as Controller for Fiber Optic Technologies, a division of ICG
                                   Communications providing design and
                                   installation of communication networks.

Darwin Horan, 34                   Vice President; Northern Division Manager
                                   since January, 1998. Mr. Horan also serves as Vice President of Land Acquisition and
                                   Development and has been employed by the Company since 1986 in several capacities in our construction, warranty and service, and development departments. Mr. Horan served as the Company's Development Manager, since
                                   1994, prior to his present position.

Nancy Ashley, 55                   Vice President of Sales since January, 1998.
                                   Ms. Ashley joined the Writer Corporation in
                                   June, 1997 as Sales Manager.  From November
                                   1994 to April, 1997 she served as Director of Sales and Marketing for Carmel Homes, a local
                                   Denver builder.  From 1992 to 1994, Ms.
                                   Ashley was employed by Centex Homes as a community sales manager.

The Company is not aware of any officer, director or holder of 10% or more of its securities which has failed to comply with the reporting requirements under Section 16, of the Securities Exchange Act of 1934.

ITEM 11.  EXECUTIVE COMPENSATION.

The information in the following table is given for the Company's Chief Executive Officer and the other Executive Officers whose total compensation and remuneration from the corporation was more than $100,000 during the three years ended December 31, 1998.


                             SUMMARY COMPENSATION TABLE

                                Annual Compensation
------------------------------------------------------------------------------------------------------
Name and Principal                                                                   Other Annual
     Position                           Year             Salary          Bonus      Compensation(1)
George S. Writer, Jr.                   1998           $159,412        $60,000        $ 141,297
Chief Executive Officer                 1997            139,800           -0-           223,465
                                        1996            100,800           -0-            62,472

Daniel J. Nickless                      1998           $118,583        $18,556        $   4,881
Exec. Vice President,                   1997           $ 89,800        $15,113        $   3,792
Chief Operating Officer,
Chief Financial Officer
and Treasurer

Robert R. Reid                          1998           $107,718        $18,758        $  22,574
Sr. Vice President of                   1997           $ 94,800        $15,125        $  28,702
Operations

Nancy Ashley                            1998           $ 74,800        $91,696        $     960
Vice President of Sales


(1) Amounts disclosed represent earnings and contributions on the individual vested portion of the Company qualified profit sharing retirement plan account balances during the years presented.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

As of March 8, 1999, to the knowledge of the Company, the following persons owned beneficially and of record more than 5 percent of the Company's common stock:

                    Name and Address of                Amount and Nature of    Percent
Title of Class      Beneficial Owner                   Beneficial Ownership    of Class
--------------      -------------------                --------------------    --------
Common Stock        George S. Writer, Jr.(1)                1,450,971           19.52%
                    Littleton, Colorado

Common Stock        Phelps-Tointon, Inc.(2)                 1,320,166           17.76%
                    Greeley, Colorado

Common Stock        Polaris Capital Corporation               389,500            5.24%
                    Denver, Colorado


-------------------
(1)  Control person of the Company.
(2) Phelps-Tointon, Inc. is a company which is partly owned by Robert G. Tointon, one of the Company's directors. The shares listed include shares owned directly by Mr. Tointon.

Security Ownership of Management - The following information indicates the common stock of the Company beneficially owned, directly or indirectly, by all directors and executive officers of the Company as of March 8, 1999.

                                                  Amount and Nature of          Percent
                             Title of Class       Beneficiary Ownership         of Class
                             --------------       ---------------------         --------
George S. Writer, Jr.         Common Stock             1,450,971                19.52%
Robert G. Tointon (1)         Common Stock             1,320,166                17.76%
Roland Seidler, Jr.           Common Stock               221,474(2)               2.97%
Deane J. Writer, Jr.          Common Stock               209,000                  2.81%
Louis P. Bansbach, III        Common Stock               126,124                  1.69%
Daniel J. Nickless            Common Stock                25,710                   (3)
Robert R. Reid                Common Stock                17,930                   (3)
Ronald S. Loser               Common Stock                11,900                   (3)
Richard M. Wells              Common Stock                 1,000                   (3)
Dave Steinke                  Common Stock                   500                   (3)
All Directors &
Officers as a group (13)      Common Stock             3,384,775                45.54%


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

TRANSACTIONS WITH AFFILIATES OF DIRECTORS

Brega and Winters, the law firm in which Ronald S. Loser (a director) is a principal, was paid attorney's fees that do not exceed five percent of Brega and Winters gross revenue for their last fiscal year.

H.R.H. Insurance Company, the insurance agency that employs Deane J. Writer, Jr., (a director) was paid insurance premiums of $210,185 during 1998.

Certain of the Company's officers and directors, directly and indirectly, provided financial assistance to the Company in several transactions through December 31, 1998.

SUBDIVISION LOAN PARTICIPATIONS

On January 14, 1992 the Company executed a loan agreement with a real estate investment trust under which $1,500,000 was committed to the Company for development of its Northpark project. George S. Writer, Jr. and Roland Seidler, Jr. participated in this transaction by advancing 20% of the committed funds and have received 20% of the loan payments, including 20% of a $1,600 per Northpark lot additional interest payment. Principal and interest on principal of this loan was repaid as of December 31, 1997. The $1,600 per lot additional interest payment continues through the balance of the project. During 1998 the Company paid $26,000 under this agreement to the directors.

PENINSULA ACQUISITION AND DEVELOPMENT FINANCING

On August 12, 1992 the Company acquired 22 acres of vacant ground from its Chairman and Chief Executive Officer George S. Writer, Jr. The land was transferred at Mr. Writer's out-of-pocket cost. The acquisition was financed by a loan from several affiliates of the Company. Principal and interest on principal related to this facility was fully repaid at December 31, 1997.
The loan agreement entitles the lenders to an additional interest payment equal to 50% of the net profit from the project, which the Company continued to pay throughout 1998. During 1998, $621,000 was earned from profit sharing and subsequently paid to the lender group. The project was completed in 1998 and $35,000 remains owed to the lending group. Certain wind down expenses have been incurred in 1999 which will offset most if not all of the remaining
profit sharing accrued at year end.   During 1998 the Company paid $502,000
under this agreement to the directors.

WORKING CAPITAL LOAN AND STOCK SUBSCRIPTION AGREEMENT

On February 14, 1992 the Company entered into a loan with a corporation affiliated with Mr. Robert Tointon, one of the Company's directors. Under the terms of the loan agreement $175,000 of working capital was advanced to the Company. The advance bore interest at 10% per annum and was repaid during 1998.

SERIES 1993 A CONVERTIBLE UNSECURED PROMISSORY NOTES

The Company currently has outstanding unsecured convertible debt of $900,000 held by Phelps-Tointon, Inc. in the amount of $500,000; George S. Writer, Jr. in the amount of $312,500; Roland Seidler, Jr., in the amount of $87,500.
The convertible debt can be converted into stock at $3.00 of unpaid principal at any time prior to the maturity date of the note which has been extended for one year to September 30, 1999. Interest on the debt accrues at prime plus 3.0% and is paid monthly.

                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     a)  1.  Financial Statements:

               The following consolidated financial statements of The Writer Corporation and its Subsidiaries are included in Part II, Item 8:

     The Writer Corporation and Subsidiaries Consolidated Financial Statements:

                                                                          Page
                                                                          ----
     Independent Auditors' Report ....................................    F-1
     Consolidated Balance Sheets as of December 31, 1998 and 1997.....    F-2
     Consolidated Statements of Operations for the years ended
           December 31, 1998, 1997 and 1996...........................    F-4
     Consolidated Statements of Stockholders' Equity for
          the years ended December 31, 1998, 1997 and 1996............    F-5
     Consolidated Statements of Cash Flows for the years ended
          December 31, 1998, 1997 and 1996............................    F-6
     Notes to Consolidated Financial Statements.......................    F-7


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

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of The Writer Corporation:

We have audited the accompanying consolidated balance sheets of The Writer Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Writer Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP

Denver, Colorado
March 19, 1999

THE WRITER CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997
-------------------------------------------------------------------------------

ASSETS                                                                       1998               1997
RESIDENTIAL REAL ESTATE HELD FOR SALE, NET
  (Note 2):
  Homes under construction                                                $17,632,000        $16,804,000
  Model homes and furnishings, less accumulated depreciation
    of $511,000 and  $528,000                                               4,190,000          3,516,000
  Land and land development                                                15,216,000         16,041,000
  Unplatted land                                                              817,000            739,000
                                                                          -----------        -----------
        Total                                                              37,855,000         37,100,000
                                                                          -----------        -----------

OFFICE PROPERTY AND EQUIPMENT, less accumulated
  depreciation of $586,000 and $401,000 (Note 2)                              597,000            470,000
                                                                          -----------        -----------

OTHER ASSETS:
  Cash and cash equivalents                                                 3,363,000          1,015,000
  Restricted cash                                                             541,000            722,000
  Accounts receivable                                                         374,000            315,000
  Other                                                                       582,000            707,000
  Deferred tax asset (Note 3)                                               1,166,000          1,251,000
                                                                          -----------        -----------
        Total                                                               6,026,000          4,010,000
                                                                          -----------        -----------
TOTAL                                                                     $44,478,000        $41,580,000
                                                                          -----------        -----------
                                                                          -----------        -----------


See notes to consolidated financial statements.                    (Continued)

THE WRITER CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997
-------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY                                          1998               1997
LIABILITIES:
  Notes payable (Note 2):
    Construction, including $128,000 and $314,000 to related parties      $14,215,000        $14,116,000
    Land                                                                    2,793,000          2,946,000
    Other, including $900,000 and $950,000 to related parties                 928,000          2,159,000
                                                                          -----------        -----------
        Total                                                              17,936,000         19,221,000
                                                                          -----------        -----------

OTHER LIABILITIES:
  Accounts payable and accrued expenses                                     6,716,000          4,796,000
  Accrued interest                                                            177,000            182,000
                                                                          -----------        -----------
        Total                                                               6,893,000          4,978,000
                                                                          -----------        -----------

COMMITMENTS AND CONTINGENCIES (Notes 2 and 6)

STOCKHOLDERS' EQUITY (Notes 2 and 4):
  Common stock, $.10 par value; 10,000,000 shares authorized;
    7,432,600 and 7,354,600 shares issued and outstanding                     743,000            735,000
  Additional paid-in capital                                               12,430,000         12,352,000
  Retained earnings                                                         6,476,000          4,294,000
                                                                          -----------        -----------
        Stockholders' equity                                               19,649,000         17,381,000
                                                                          -----------        -----------
TOTAL                                                                     $44,478,000        $41,580,000
                                                                          -----------        -----------
                                                                          -----------        -----------


See notes to consolidated financial statements.                     (Concluded)

THE WRITER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
-------------------------------------------------------------------------------

                                                    1998                1997               1996
RESIDENTIAL OPERATIONS:
  Revenues                                       $64,091,000        $44,098,000        $46,284,000
                                                 -----------        -----------        -----------
  Costs and expenses:
    Cost of sales                                 51,551,000         35,761,000         38,563,000
    Sales and marketing                            5,121,000          3,703,000          3,548,000
    General and administrative                     3,719,000          2,675,000          1,883,000
    Interest (Note 2)                                899,000            640,000          1,217,000
                                                 -----------        -----------        -----------
        Total                                     61,290,000         42,779,000         45,211,000
                                                 -----------        -----------        -----------
        Income from residential operations         2,801,000          1,319,000          1,073,000

INTEREST AND OTHER INCOME, NET
  (Note 6)                                           211,000          1,240,000            204,000
                                                 -----------        -----------        -----------

INCOME BEFORE INCOME TAXES                         3,012,000          2,559,000          1,277,000

INCOME TAX (EXPENSE) BENEFIT (Note 3)               (830,000)           901,000             24,000
                                                 -----------        -----------        -----------
NET INCOME                                       $ 2,182,000        $ 3,460,000        $ 1,301,000
                                                 -----------        -----------        -----------
                                                 -----------        -----------        -----------

EARNINGS PER SHARE (Notes 1 and 5):
  Basic                                          $      0.29        $      0.47        $      0.18
                                                 -----------        -----------        -----------
                                                 -----------        -----------        -----------
  Diluted                                        $      0.29        $      0.46        $      0.18
                                                 -----------        -----------        -----------
                                                 -----------        -----------        -----------

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING:
  Basic                                            7,412,000          7,355,000          7,341,000
                                                 -----------        -----------        -----------
                                                 -----------        -----------        -----------
  Diluted                                          7,836,000          7,723,000          7,403,000
                                                 -----------        -----------        -----------
                                                 -----------        -----------        -----------


See notes to consolidated financial statements.

THE WRITER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
-------------------------------------------------------------------------------

                                                                             ADDITIONAL          RETAINED
                                                  COMMON STOCK                PAID-IN            EARNINGS
                                              SHARES          AMOUNT          CAPITAL           (DEFICIT)
BALANCE, JANUARY 1, 1996                    7,247,100        $725,000        $12,279,000        $ (467,000)

Issuance of common stock                      107,500          10,000             73,000              -

Net income                                       -               -                  -            1,301,000
                                            ---------        --------        -----------        ----------

BALANCE, DECEMBER 31, 1996                  7,354,600         735,000         12,352,000           834,000

Net income                                       -               -                  -            3,460,000
                                            ---------        --------        -----------        ----------

BALANCE, DECEMBER 31, 1997                  7,354,600         735,000         12,352,000         4,294,000

Issuance of common stock
                                               78,000           8,000             78,000              -

Net income                                       -               -                  -            2,182,000
                                            ---------        --------        -----------        ----------

BALANCE, DECEMBER 31, 1998                  7,432,600        $743,000        $12,430,000        $6,476,000
                                            ---------        --------        -----------        ----------
                                            ---------        --------        -----------        ----------


See notes to consolidated financial statements.

THE WRITER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
-------------------------------------------------------------------------------

                                                                             1998               1997            1996
                                                                         ------------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                             $  2,182,000      $ 3,460,000      $ 1,301,000
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
    Depreciation and amortization                                             546,000          387,000          513,000
    Deferred income taxes                                                      85,000         (901,000)         (33,000)
    Provision for impairment                                                     -                -             475,000
    (Gain) loss on disposal of property and model home furnishings            (25,000)        (546,000)          59,000
    Changes in operating assets and liabilities:
      Homes under construction                                               (828,000)      (3,920,000)       2,395,000
      Model homes and furnishings                                            (990,000)        (284,000)       1,003,000
      Land and land development                                               825,000       (5,349,000)         811,000
      Unplatted land                                                          (78,000)       5,664,000         (520,000)
      Restricted cash                                                         181,000          (55,000)        (312,000)
      Other assets                                                             66,000         (406,000)          34,000
      Accounts payable and accrued expenses                                 1,915,000         (510,000)        (626,000)
                                                                         ------------      -----------      -----------

        Net cash provided by (used in) operating activities                 3,879,000       (2,460,000)       5,100,000
                                                                         ------------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of office property and equipment                                 (372,000)        (347,000)        (104,000)
  Proceeds from sales of property and equipment                                40,000          847,000             -
                                                                         ------------      -----------      -----------
        Net cash provided by (used in) investing activities                  (332,000)         500,000         (104,000)
                                                                         ------------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                              41,520,000       32,964,000       24,237,000
  Proceeds from notes payable from related parties                            236,000        1,135,000        1,619,000
  Principal payments and other reductions on notes payable                (42,569,000)     (28,857,000)     (27,177,000)
  Principal payments and other reductions on notes payable to
    related parties                                                          (472,000)      (3,262,000)      (3,857,000)
  Proceeds from sale of common stock                                           86,000             -              83,000
                                                                         ------------      -----------      -----------

        Net cash provided by (used in) financing activities                (1,199,000)       1,980,000       (5,095,000)
                                                                         ------------      -----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        2,348,000           20,000          (99,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                1,015,000          995,000        1,094,000
                                                                         ------------      -----------      -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                                   $  3,363,000      $ 1,015,000      $   995,000
                                                                         ------------      -----------      -----------
                                                                         ------------      -----------      -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  The Company paid $905,000, $897,000 and $1,320,000 in interest
   (net of amounts capitalized) and $365,000, $61,000 and $0 in income taxes during the years ended December 31, 1998, 1997 and 1996, respectively.


See notes to consolidated financial statements.

THE WRITER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
-------------------------------------------------------------------------------

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The Writer Corporation (the Company) is a developer and builder of planned residential communities primarily in the Denver, Colorado metropolitan area. The Company's operations constitute a single business segment. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Residential real estate sales and costs of sales are recorded at the time of closing. Cost of sales includes land and land development costs, direct and indirect construction costs, capitalized interest and taxes and estimated warranty costs. The Company provides a two year structural warranty to home buyers.

      Land costs are allocated to filings based on the relative pre-construction market value of each filing to the total pre-construction market value of an entire parcel. Individual home sites within each filing are generally homogeneous and are considered to be similar in value. Land development costs that are specific to individual home sites are allocated to those home sites. Land development costs that cannot be specifically identified to individual home sites are allocated to home sites (including estimates to complete, if applicable) based on the identified costs of each home site.

      Inventory that is substantially complete and ready for its intended use is carried at the lower of carrying value or fair value less costs to sell. Land under development and land held for future development and sale is evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. An asset will be identified as impaired if the undiscounted estimated cash flows from development and ultimate sale of such asset is less than its carrying value. If a long-lived asset is identified as impaired, the carrying amount of the asset is reduced to its fair value. In 1996, the Company recorded an impairment loss of $475,000, which is included in cost of sales, to reduce a parcel of land to its fair value.

      Office property and equipment and model home furnishings are recorded at cost. Depreciation is provided by the straight-line method over estimated useful lives ranging from two to thirty years. The Company does not depreciate model homes because estimated future sales prices are expected to exceed cost.

      The Company's cash and cash equivalents consist of demand deposits and money market funds.

      The Company uses the intrinsic value method to account for stock options granted to employees.

      In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "REPORTING COMPREHENSIVE INCOME" ("SFAS 130") and Statement of Financial Accounting Standards No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION" ("SFAS 131"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components and SFAS 131 establishes standards for reporting selected information about operating segments and related disclosures about products and services, geographic areas, and major customers. The Company has no items of other comprehensive income and operates in a single segment business. Therefore, adoption of SFAS 130 and SFAS 131 had no effect on the Company's financial statements.

      In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("SFAS 133"). SFAS 133 establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (gains and losses) depends on the intended use of the derivative and the resulting designation. The Company is required to adopt SFAS 133 on January 1, 2000. The Company has not completed the process of evaluating the impact that will result from adopting SFAS 133.

      Certain items in 1997 and 1996 have been reclassified to conform with the 1998 presentation.

2.    NOTES PAYABLE

      Notes payable for construction related debt obligations at December 31 consist of the following:

                                                                                      1998               1997
                                                                                      ----               ----

$15,000,000 loan facility with a financial institution, interest at prime rate plus 1.0%, interest payable monthly, due June 1, 1999. The loan facility has
  $10,096,000 unused and available at December 31, 1998.                            $ 4,904,000        $ 8,665,000
$6,000,000 loan commitment with a financial institution,
  interest at prime rate plus 0.5%, interest payable monthly, collateralized by a first deed of trust, due May 1, 2000.
  The loan facility has $2,056,000 unused and available at
  December 31, 1998.                                                                  3,944,000            909,000
$7,000,000 loan commitment with a financial institution, interest at prime rate plus 1.5%, interest payable monthly, collateralized by deed of trust, due
  February 28, 2000. The loan facility has $4,319,000 unused and available
  at December 31, 1998.                                                               2,681,000          3,417,000
$4,000,000 loan facility with a financial institution, interest at prime rate plus 0.5%, interest payable monthly, collateralized by residential real estate, due May 1, 2000. The loan facility has $1,442,000 unused and available
  at December 31, 1998.                                                               2,558,000               -
Note payable to a related party for the construction of a home, interest at prime rate plus 1.5%, interest payable upon the closing of the home. The loan
  facility has $9,000 unused and available at December 31, 1998.                        128,000            314,000
Individual notes payable with financial institutions for the
  construction of homes, which were paid during 1998.                                      -               811,000
                                                                                    -----------        -----------
Total                                                                               $14,215,000        $14,116,000
                                                                                    -----------        -----------
                                                                                    -----------        -----------


      Notes payable for land and land development related debt obligations at December 31 consist of the following:

                                                                                      1998               1997
                                                                                      ----               ----

$5,500,000 loan facility with a financial institution, interest at prime rate plus 0.5%, interest payable monthly, collateralized by residential real estate, due May 1, 2000. The loan facility has $4,321,000 unused and available
  at December 31, 1998.                                                             $ 1,179,000        $ 1,184,000
$1,500,000 unsecured loan facility with a financial
  institution, interest at prime rate plus 1.5%, due April 11, 1999.
  The loan facility has $144,000 unused and available
  at December 31, 1998.                                                               1,356,000               -
$3,157,000 loan facility with a financial institution, interest at prime rate plus 1%, collateralized by deed of trust,
  due February 28, 2000.  The loan facility has $3,002,000
  unused and available at December 31, 1998.                                            155,000          1,209,000
$500,000 loan with a financial institution reserved for lot
  takedowns, interest at prime rate plus 0.5%, due May 1, 2000.
  The loan has $414,000 unused and available at December 31, 1998.                       86,000               -
$1,507,000 loan commitment bearing an interest rate of
  prime plus 1.5%, which was paid in 1998.                                                 -                89,000
Loan with a financial institution to refinance an existing encumbrance, at an
  interest rate of prime plus 0.5% due May 1, 2000.                                      17,000            464,000
                                                                                    -----------        -----------
Total                                                                               $ 2,793,000        $ 2,946,000
                                                                                    -----------        -----------
                                                                                    -----------        -----------


      Notes payable for other debt obligations at December 31 consist of the following:

                                                                                      1998               1997
                                                                                      ----               ----

$900,000 unsecured convertible debt to certain members of
  the board of directors.  Interest at prime rate plus 3%,
  payable monthly, convertible into common stock at a rate
  of $3 per share, due September 30, 1999.                                          $   900,000        $  900,000
$28,000 loan with a financial institution to finance the
  purchase of taps.  The loan bears an interest rate of prime
  plus 0.5%, due May 1, 2000.                                                            28,000               -
$1,424,000 revolving line of credit for working capital, bearing an interest rate of prime plus 1% balance, collateralized by residential real estate, due
  December 30, 1999. The revolving line of credit has $1,424,000 unused and
  available at December 31, 1998.                                                          -             1,209,000
Payable to related parties, interest at 10%                                                -                50,000
                                                                                    -----------        -----------
Total                                                                               $   928,000        $ 2,159,000
                                                                                    -----------        -----------
                                                                                    -----------        -----------


      The Company has an unsecured working of line of credit in the amount of $500,000. The line of credit bears interest at prime plus .5% and matures May 1, 2000. No amounts were outstanding under this line of credit at December 31, 1998.

      At December 31, 1998, the Company's debt maturity schedule, excluding construction related debt is as follows:

      1999                             $2,284,000
      2000                              1,437,000
                                       ----------
      Total                            $3,721,000
                                       ----------
                                       ----------


      The Company's construction related debt has due dates in 1999 and 2000, however, principal and interest are generally due upon sale of the respective collateral which is expected to occur in 1999. Construction related financing arrangements are generally renewed in the ordinary course of business.

      During the years ended December 31, 1998, 1997 and 1996, interest of $3,050,000, $2,303,000 and $2,955,000 was incurred, of which $648,000,
      $578,000 and $753,000 was from related parties. Interest totaling $2,152,000, $1,663,000 and $1,738,000 was capitalized in each of the respective years. Interest paid, net of amounts capitalized , totaled $905,000, $897,000 and $1,320,000 in 1998, 1997 and 1996, respectively.
      The weighted average interest rate for the years ended December 31, 1998, 1997 and 1996 was 12.06%, 12.25% and 13.60% respectively.

      The Company's notes payable and revolving credit facilities bear interest at variable rates based on prime, as a result, the carrying amount of these instruments approximates their fair value.

3.    INCOME TAXES

      The Company computes deferred income taxes based on the difference between the financial statement and income tax bases of assets and liabilities and operating loss and tax credit carryforwards, using enacted tax rates.

      The components of income tax (expense) benefit are as follows for the year ended December 31:

                                          1998           1997           1996
                                          ----           ----           ----
Current                                $(745,000)     $   -          $ (9,000)
Deferred                                 (85,000)      901,000         33,000
                                       ---------      --------       --------
Tax (expense) benefit                  $(830,000)     $901,000       $ 24,000
                                       ---------      --------       --------
                                       ---------      --------       --------


      The tax effects of significant items comprising the Company's net deferred tax asset as of December 31 are as follows:

                                           1998              1997
                                           ----              ----
DEFERRED TAX ASSETS:
  Residential real estate              $1,710,000        $2,220,000
  Warranty reserve                        233,000           311,000
  Accruals                                   -                9,000
  Other                                   106,000            42,000
                                       ----------        ----------
                                        2,049,000         2,582,000
                                       ----------        ----------

DEFERRED TAX LIABILITIES:
  Capitalized interest                   (286,000)         (329,000)
  Depreciation                           (133,000)         (262,000)
                                       ----------        ----------
                                         (419,000)         (591,000)
                                       ----------        ----------
  Total                                 1,630,000         1,991,000
                                       ----------        ----------
  Less valuation allowance               (464,000)         (740,000)
                                       ----------        ----------
Net deferred tax asset                 $1,166,000        $1,251,000
                                       ----------        ----------
                                       ----------        ----------


      A significant portion of the Company's deferred tax asset represents temporary differences between deductions for financial reporting and tax reporting, primarily land basis differences. As of December 31, 1998, the Company remains uncertain as to the realization of all its deferred tax assets due to the cyclical nature of the real estate industry, factors that are outside the control of the Company, such as interest rates, as well as the Company's history of operating losses. The net change in the total valuation allowance during the years ended December 31, 1998, 1997 and 1996 was a reduction of $276,000, $1,330,000 and $246,000, respectively, as a result of the utilization of tax credits and net operating loss carryforwards and the reevaluation of the expected results of future operations. The amount of the deferred tax assets considered realizable, however, could be increased or decreased in the near term if estimates of future taxable income are changed.

      Reconciliations of the expected tax at the statutory tax rate to the effective tax (expense) benefit are as follows for the year ended December 31:

                                                                  1998               1997              1996
                                                                  ----               ----              ----
Expected tax (expense) benefit at the
  statutory rate                                              $(1,024,000)        $ (870,000)       $(434,000)
State taxes, net of federal benefit                              (105,000)           (90,000)         (45,000)
Change in the valuation allowance                                 276,000          1,330,000          246,000
Utilization of NOL carryforwards
  and tax credits                                                  45,000            467,000          289,000
Adjustments and other                                             (22,000)            64,000          (32,000)
                                                               ----------         ----------        ---------
Effective tax (expense) benefit                                $ (830,000)        $  901,000        $  24,000
                                                               ----------         ----------        ---------
                                                               ----------         ----------        ---------


4.    COMMON STOCK

      The Company has stock option plans giving certain officers and employees the right to purchase shares of its common stock at quoted market value at date of grant. At December 31, 1998, 760,000 shares have been reserved under the plans. The plans allow the options to be exercised in four equal annual installments, beginning one year after the date of grant, and have a maximum term of ten years. Changes in options outstanding under the plans for the three years ended December 31, 1998, are as follows:

                                                 WEIGHTED-AVERAGE      NUMBER OF
                                                  EXERCISE PRICE        SHARES
Options outstanding, January 1, 1996                  $ 1.56            288,900
  Granted                                               1.04            325,000
  Forfeited                                             1.25             (9,760)
                                                      ------           --------
Options outstanding, December 31, 1996                  1.31            604,140
  Forfeited                                             2.50               (500)
                                                      ------           --------
Options outstanding, December 31, 1997                  1.30            603,640
  Granted                                               2.22            228,250
  Forfeited                                             1.18           (215,750)
  Exercised                                             1.10            (78,000)
                                                      ------           --------
Options outstanding, December 31, 1998                $ 1.77            538,140
                                                      ------           --------
                                                      ------           --------
Total exercisable at December 31, 1998                $ 1.57            253,390
                                                      ------           --------
                                                      ------           --------


      As of December 31, 1998, the 538,140 options outstanding under the plans have exercise prices which range from $.65 to $2.50 and a weighted-average remaining contractual life of 6.72 years.

      The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" (SFAS 123). Accordingly, no compensation cost has been recognized for options granted by the Company. Had compensation expense for the options granted been determined based on the fair value at the grant dates, consistent with the provisions of SFAS 123, Writer's net income and net income per share would have been changed to the pro forma amounts indicated below:

                                          1998             1997              1996
                                          ----             ----              ----
Net income:
  As reported                         $2,182,000        $3,460,000        $1,301,000
  Pro forma                            1,985,000         3,460,000         1,286,000

Net income per share - basic:
  As reported                         $     0.29        $     0.47        $     0.18
  Pro forma                                 0.27              0.47              0.18

Net income per share - diluted:
  As reported                         $     0.29        $     0.46        $     0.18
  Pro forma                                 0.26              0.46              0.18


      The fair value of the options for disclosure purposes was estimated on the dates of grant in 1998 and 1996 using the Black-Scholes Model with the following assumptions:

                                       1998         1996
                                       ----         ----
Expected dividend yield                  0%           0%
Expected price volatility               42%          37%
Risk-free interest rate                4.5%         5.9%
Expected life of options                 4            4


5.    EARNINGS PER SHARE

      Basic net income per share is computed by dividing net income by the weighted average number of common shares. Diluted income per share includes the effects of convertible debt described in Note 2 in 1998 and 1997 (the impact of convertible debt was antidilutive in 1996) and includes the potential dilution that could occur upon the exercise of the stock options described in Note 4, computed using the treasury stock method which assumes that the increase in the number of shares is reduced by the number of shares which could have been repurchased by the Company with the proceeds from the exercise of the options (which were assumed to have been made at the average market price of the common shares during the reporting period).

      The following table reconciles the income and share amount used in the calculation of net income per share.

                                                                                 NET
                                                   NET                          INCOME
                                                 INCOME           SHARES       PER SHARE
For the year ended December 31, 1998:
  Basic                                          $2,182,000      7,412,000       $ 0.29
  Effect of options                                                124,000
  Effect of convertible debt                         75,000        300,000
                                                 ----------      ---------
    Diluted                                      $2,257,000      7,836,000       $ 0.29
                                                 ----------      ---------
                                                 ----------      ---------
For the year ended December 31, 1997:
  Basic                                          $3,460,000      7,355,000       $ 0.47
  Effect of options                                                 68,000
  Effect of convertible debt                         94,000        300,000
                                                 ----------      ---------
    Diluted                                      $3,554,000      7,723,000       $ 0.46
                                                 ----------      ---------
                                                 ----------      ---------
For the year ended December 31, 1996:
  Basic                                          $1,301,000      7,341,000       $ 0.18
  Effect of options                                                 62,000
                                                 ----------      ---------
    Diluted                                      $1,301,000      7,403,000       $ 0.18
                                                 ----------      ---------
                                                 ----------      ---------


6.    COMMITMENTS AND CONTINGENCIES AND OTHER MATTERS

      The Company leases property, equipment and model homes under operating leases. Total rental expense under all operating leases was approximately $359,000, $250,000 and $26,000 for 1998, 1997 and 1996, respectively.

      As of December 31, 1998, the Company's future minimum payments under operating leases are as follows:

1999                                   $336,000
2000                                    252,000
2001                                    198,000
2002                                     97,000
                                       --------
Total minimum lease payments           $883,000
                                       --------
                                       --------


      In March 1997, the Company sold its office building to an unrelated party and recognized a gain on the sale (included in other income) of $542,000.

      The Company has a profit sharing retirement plan (the Plan). During 1996, the Plan was modified to include a 401(k) feature under which eligible employees may contribute up to 12% of their salaries. Company contributions are at the discretion of the Company's board of directors unless required by ERISA regulations. Total Company contributions to the Plan for the years ended December 31, 1998, 1997 and 1996 were $57,000, $64,000 and $58,000, respectively.

      In December 1996 the Company's Board of Directors approved a profit sharing plan whereby pretax profit is shared with key employees based on formulas as defined in the agreement. Approximately $289,000 and $90,000 has been incurred as of December 31, 1998 and December 31, 1997 with respect to this plan. At December 31, 1996 no liability was accrued.

      The Company had outstanding letters of credit of $628,000 at December 31, 1998 related to its obligations to local governments to construct roads and other improvements in various developments. The Company does not believe that any letters of credit are likely to be drawn upon.

      The Company expensed $115,000, $61,000 and $65,000 in the years ended December 31, 1998, 1997 and 1996, respectively, for legal fees to a firm having a principal who is also a director of the Company.

7.    LEGAL PROCEEDINGS

      In March 1999, an arbitration award was entered against the Company in favor of certain homeowners related to various foundation and structural damages allegedly caused by expansive soils. The award against the Company will be settled and paid pursuant to coverage under an existing insurance policy. As a result the Company has not incurred any loss associated with this matter.

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


                               THE WRITER CORPORATION
                                    (Registrant)


/s/ George S. Writer, Jr.               /s/ Daniel J. Nickless
------------------------------------    ---------------------------------------
By:  George S. Writer, Jr.              By:  Daniel J. Nickless
(Chairman of the Board of Directors,    (Exec. Vice President, Chief Operating
Principal Executive Officer)            Officer, Chief Financial Officer and
                                        Treasurer)


                                Date: April 12, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ George S. Writer, Jr.               /s/ Ronald S. Loser
------------------------------------    ---------------------------------------
George S. Writer, Jr., April 12, 1999   Ronald S. Loser, April 12, 1999
(Chairman of the Board of Directors     (Secretary and Director)
and Principal Executive Officer)


/s/ Deane J. Writer, Jr.                /s/ Roland Seidler, Jr.
------------------------------------    ---------------------------------------
Deane J. Writer, Jr., April 12, 1999    Roland Seidler, Jr., April 12, 1999
(Director)                              (Director)


/s/ Louis P. Bansbach, III              /s/ Robert G. Tointon
------------------------------------    ---------------------------------------
Louis P. Bansbach, III, April 12, 1999  Robert G. Tointon, April 12, 1999
(Director)                              (Director)

/s/ William J Gillilan, III
------------------------------------
William J Gillilan, III, April 12, 1999
(Director)