Form 10-Q
period 1999-03-31
WRITER CORP
filed 1999-05-14
CIK 108606

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1999

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ______________ to _____________

                         Commission file number: 0-08305


                              THE WRITER CORPORATION
                             ------------------------
             (Exact name of registrant as specified in its charter)

         Colorado                                          84-0510478
----------------------------------------------------------------------------
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                         Identification No.

6061 S. Willow Drive, #232, Englewood, Colorado              80111
----------------------------------------------------------------------------
   (Address of principal executive offices)                 Zip Code

                                 (303) 779-4100
                                ----------------
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

The number of shares outstanding of the registrant's common stock as of May 7, 1999 was 7,432,590.

                             THE WRITER CORPORATION
                                AND SUBSIDIARIES

                                      INDEX


                                                                                 Page
                                                                                Number
                                                                                ------
PART   I.         FINANCIAL INFORMATION

     Item 1.      Financial Statements

                  Consolidated Balance Sheets
                  March 31, 1999 and
                  December 31, 1998 (Unaudited)                                  3

                  Condensed Consolidated Statements
                  of Operations for the three months
                  ended March 31, 1999 and 1998 (Unaudited)                      5

                  Condensed Consolidated Statements of Cash Flows
                  for the three months ended March 31, 1999 and
                  1998 (Unaudited)                                               6

                  Notes to Consolidated Financial Statements (Unaudited)         7

     Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.                           8

     Item 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK    12


   PART II.       OTHER INFORMATION                                             13


                             THE WRITER CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                          March 31,          December 31,
                                                            1999                 1998
                                                            ----                 ----
ASSETS

Residential real estate held for sale, net:

         Homes under construction                        $22,598,000          $17,632,000
         Model homes and furnishings                       4,381,000            4,190,000
         Land and land development                        12,004,000           15,216,000
         Raw land                                          1,837,000              817,000
                                                         -----------          -----------
                  Subtotal                                40,820,000           37,855,000

Office property and equipment, less accumulated
         depreciation of $653,000 and $586,000:              584,000              597,000

Other assets:
         Cash and cash equivalents                         2,987,000            3,363,000
         Restricted cash                                     580,000              541,000
         Accounts receivable                                 372,000              374,000
         Deferred tax asset                                1,100,000            1,166,000
         Other                                             1,826,000              582,000
                                                         -----------          -----------
                  Total                                  $48,269,000          $44,478,000
                                                         -----------          -----------
                                                         -----------          -----------





                                   (Continued)

                 See notes to consolidated financial statements.

                             THE WRITER CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                     March 31,           December 31,
                                                                       1999                  1998
                                                                       ----                  ----
LIABILITIES

         Notes payable                                              $20,738,000          $17,936,000
         Accounts payable and accrued expenses                        7,702,000            6,716,000
         Accrued interest                                               165,000              177,000
                                                                    -----------          -----------
                           Total                                     28,605,000           24,829,000


STOCKHOLDERS' EQUITY

         Common stock, $.10 par value; authorized,
         10,000,000 shares; 7,432,600 and 7,432,600
         shares issued and outstanding                                  743,000              743,000
         Additional paid-in capital                                  12,430,000           12,430,000
         Retained earnings                                            6,491,000            6,476,000
                                                                    -----------          -----------
                           Total Stockholders' Equity, net           19,664,000           19,649,000
                                                                    -----------          -----------
                        Total                                       $48,269,000          $44,478,000
                                                                    -----------          -----------
                                                                    -----------          -----------


                                    (Concluded)





                   See notes to consolidated financial statements.

                             THE WRITER CORPORATION
                                 AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                For the Three Months
                                                                   Ended March 31,

                                                            1999                   1998
                                                            ----                   ----
Residential operations:
         Revenue                                        $ 12,213,000           $ 11,709,000
         Cost of sales                                    (9,952,000)            (9,161,000)
         Expenses                                         (2,276,000)            (2,404,000)
                                                         -----------            -----------
Income from residential operations                           (15,000)               144,000

Interest and other income, net                                30,000                 45,000
                                                         -----------            -----------
Net income before income taxes                                15,000                189,000
Income tax expense                                                 -                (72,000)
                                                         -----------            -----------

Net income                                              $     15,000           $    117,000
                                                         -----------            -----------
                                                         -----------            -----------
Earnings per share:
   Basic                                                $       0.00           $       0.02
                                                         -----------            -----------
                                                         -----------            -----------
   Diluted                                              $       0.00           $       0.02
                                                         -----------            -----------
                                                         -----------            -----------
Weighted average number of shares outstanding:
    Basic                                                  7,433,000              7,355,000
                                                         -----------            -----------
                                                         -----------            -----------
    Diluted                                                7,525,000              7,468,000
                                                         -----------            -----------
                                                         -----------            -----------




                 See notes to consolidated financial statements.

                             THE WRITER CORPORATION
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                            For the Three Months
                                                                               Ended March 31,
                                                                         1999                  1998
                                                                         ----                  ----
NET CASH PROVIDED (USED) BY OPERATING
ACTIVITIES:                                                          $(3,124,000)          $   380,000
                                                                     -----------           -----------
CASH FLOWS USED IN INVESTING ACTIVITIES-
         Purchases of office property and equipment                      (54,000)              (98,000)
                                                                     -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from notes payable                                   9,655,000             8,019,000
         Principal payments on notes payable                          (6,853,000)           (7,845,000)
                                                                     -----------           -----------
                  Net cash provided in financing activities            2,802,000               174,000
                                                                     -----------           -----------
NET INCREASE (DECREASE) IN CASH AND
         CASH EQUIVALENTS                                               (376,000)              456,000

CASH AND CASH EQUIVALENTS, beginning of period                         3,363,000             1,015,000
                                                                     -----------           -----------

CASH AND CASH EQUIVALENTS, end of period                             $ 2,987,000           $ 1,471,000
                                                                     -----------           -----------
                                                                     -----------           -----------




                 See notes to consolidated financial statements.

                             THE WRITER CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


A.   ACCOUNTING POLICIES:

The consolidated balance sheet as of March 31, 1999 and the related condensed consolidated statements of operations and cash flows for the three month period ended March 31, 1999 and 1998 are unaudited, but in management's opinion, include all adjustments necessary for a fair presentation of such financial statements. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements include the accounts of The Writer Corporation and its wholly owned subsidiaries (the Company). All significant inter-company transactions and balances have been eliminated in consolidation.

The financial statements should be read in conjunction with the audited Consolidated Financial Statements included in the annual report on Form 10-K for the year ended December 31, 1998. Except as described herein, the accounting policies utilized in the preparation of these financial statements are the same as those set forth in the Company's annual financial statements except as modified for interim accounting treatment.

Adoption of SFAS 130 and SFAS 131 had no effect on the Company's financial statements. The Company has no derivative instruments and does not engage in hedging activities, therefore, the adoption of this pronouncement will not impact its financial statements.

Certain items in 1998 have been reclassified to conform with the 1999 presentation.

                             THE WRITER CORPORATION
                                AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING STATEMENT

In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward looking statements contained in the following discussion and elsewhere in this report and in any other statements made by or on behalf of the Company whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to the future operations, strategies, financial results, or other developments. In particular, statements using verbs such as, "expected", "anticipate", "believe", or words of similar import generally involve forward looking statements. Without limiting the foregoing, forward looking statements include statements which represent the Company's beliefs concerning future, or projected levels of sales of the Company's homes, investments in land or other assets, projected absorption rates, or the company's ability to attract needed financing, or the continued earnings or profitability of the Company's activities. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by or on behalf of the Company. Whether or not actual results differ materially from forward looking statements may depend on numerous foreseeable and unforeseeable events or developments, some of which may be national in scope, such as general economic conditions and interest rates; some of which may be related to the homebuilding industry generally, such as price, competition, regulatory developments and industry consolidation; and others of which may relate to the Company specifically, such as credit availability and the liquidity necessary to provide equity into land acquisition and development transactions and other factors.

FINANCIAL CONDITION

The following presents the Company's financial condition at March 31, 1999, except where stated otherwise, comparisons are to December 31, 1998.

During the first three months of 1999 the Company increased its backlog of homes under contract 29% to 214 units from 166 units at year-end. This backlog represents potential revenue of $41,966,000 at March 31, 1999 versus $31,653,000 at December 31, 1998, a 33% increase.

The Company's work in process inventory of homes under construction increased by $4,966,000 or 28% from the year end balance. This increase is primarily attributable to the previously mentioned increased backlog.

Model homes and furnishings increased by $191,000 or 5% reflecting the furnishing of one previously unfurnished model at the Company's Greenbrook Townhome Community and the start of construction on three models at the Company's new Canterbury Townhome Community at Castle Pines North.

Land and development decreased by $3,212,000 or 21%, which reflects the ongoing construction of lots netted with the movement of finished lots into home production.

Raw Land increased by $1,020,000, or 125% reflecting the January 1999 purchase of a 102 unit townhome parcel in Ft. Collins, Colorado known as Stetson Creek Townhomes. This parcel is expected to be platted in May 1999 and development will immediately follow. The remainder of the increase represents costs incurred to plat and subdivide the 90 unit townhome parcel at the Company's Sunrise Ridge Community in Arvada, Colorado, as well as planning and engineering costs on the 107 acre Ft. Collins parcel discussed below.

Cash balances have decreased by $376,000 or 11%, reflecting the Company's effort to accelerate payments to subcontractors and vendors and the need to provide equity contributions in recent acquisition of land.

Other assets have increased by $1,244,000 or 214%, which primarily represents the cost to purchase a contract that entitles the Company to purchase approximately 107 acres in southeast Ft. Collins, Colorado and an associated earnest deposit that was required by the contract. The Company is currently planning and platting the site which is zoned for no less than 481 units. The Company is also in the planning and engineering process for the product lines to be marketed at this traditional neighborhood development.

Notes payable has increased $2,802,000 or 16%, which is consistent with the increase in the inventory mentioned above, and also reflects the use of working capital lines employed for equity in recent land deals.

Accounts payable and accrued expenses increased $986,000 or 15%, reflecting the increased activity levels of the company.

LIQUIDITY AND CAPITAL RESOURCES

During the first three months of 1999, the Company used $3,124,000 of cash in operating activities, reflecting the increase in inventory, deposits on land and the cost of purchasing the contract to purchase land. The Company provided cash by increasing its debt $2,802,000. The balance was paid from cash reserves.

With the improved operating performance that the Company has shown over the last several quarters, its relationships with its lenders continues to remain strong. This has provided the Company with more financing opportunities to leverage its cash and has provided opportunities to negotiate more favorable rates and terms. The Company has also attracted lenders who will provide working capital facilities to supplement the Company's capital resources.

The Company finalized, in April 1999, the renewal and modification of a loan facility with one of its primary lenders. The acquisition, development and construction facility was increased to $15,000,000. The maturity was extended to April 1, 2000 and a LIBOR interest rate option was added. The facility also provides a $1,000,000 revolving working capital loan which is subject to certain conditions as defined in the loan agreement, including a full repayment requirement for a minimum 30 days each year.

The Company intends to use these working capital facilities for project acquisition and development. The facilities have available commitments of $1,924,000, with $600,000 outstanding at March 31, 1999. The Company has invested $376,000 of its own cash reserves into certain projects during the first three months of 1999 (see "Recent Acquisitions" below).

Because of strong buyer demand for both improved and undeveloped land, sellers in the Company's market area are requesting more stringent purchase terms which include; cash at closing, closings prior to final plat, specific performance contracts and shorter due diligence periods. The Company weighs all of these associated risks against perceived opportunity as new projects are analyzed. Land acquisition costs and risk continue to increase because of demand generated by competing builders.

RECENT LAND ACQUISITIONS

The Company has recently completed three land acquisitions.

In December 1998, the Company purchased a 140 unit single family parcel in Arvada, Colorado. The sites were zoned and platted. The Company is currently re-platting a portion for its townhome product. Financing was provided by a $1,500,000 unsecured line of credit. In April 1999 the $1,500,000 unsecured line matured and the same lender provided an unsecured revolving line of credit for $1,000,000 and the Company provided the remaining equity. The Company is currently structuring financing for this parcel's development and construction. This facility is planned to close in May 1999.

In January 1999, the Company purchased a 102 unit single family attached parcel in Ft. Collins, Colorado. This is a continuation of the Company's Stetson Creek project. Financing was provided through an existing $10,000,000 acquisition, development and construction facility.

In January 1999, the Company purchased for $750,000, a contract which allows the Company to purchase approximately 107 acres in Ft. Collins, Colorado. The parcel is entitled under the Ft. Collins "City Plan" which requires not less than 481 units to be platted. The Company is platting and engineering the site and expects to begin development in 1999. Three or four product lines will be marketed at this master planned, traditional neighborhood development.

The Company has executed contracts for all of its homes in its Summerhill community. Further, the Company expects to execute contracts in 1999 for all of its remaining homes in the Park Square, Greenbrook, NorthPark and Settlers Village communities. Some of the contracts will close in 1999, however, the balance are expected to close and, therefore, be reflected as revenue in fiscal year 2000.

The Company is actively seeking replacement opportunities for the aforementioned projects. To this end, the Company has executed purchase agreements for two luxury attached lifestyle communities in Highlands Ranch, Colorado planned for 81 and 66 sites, respectively. In addition, the Company is currently finalizing contracts for three parcels of ground in Westminster, Colorado, and for a parcel in southeast Denver. In addition, the Company has a letter of intent executed for a 39 acre parcel in Castle Rock, Colorado. These potential acquisitions will require equity investment from the Company which management expects to obtain from working capital generation and through additional borrowing from the Company's working capital facilities.

RESULTS OF OPERATIONS

The Company closed 59 homes in the three months ending March 31, 1999 compared to 50 homes during the same period in 1998. The average sales price was $191,934 for the first three months of 1999 compared to $234,173 for the same period in 1998. The mix of products sold during the two time periods is illustrated below.


Closings                                   Townhomes     Cluster Homes     Single Family     Total
--------                                   ---------     -------------     -------------     -----
3 month period ended Mar. 31, 1999            41                               18              59
3 month period ended Mar. 31, 1998            20               9               21              50


The Company's Peninsula (Cluster Homes) Community closed out in December 1998. The average sales price for Peninsula was $385,000 and it also carried higher than average gross margins. These factors contributed to a decrease in home sales revenue of $385,000 or 3%, from $11,709,000 to $11,324,000 for the first three months of 1998 and 1999 respectively, despite 9 additional closings in the comparison period. Gross margin related to home sales decreased by $397,000 or 16%, from $2,548,000 to $2,151,000 for the three month periods ending March 31, 1998 and 1999. During the three months ended March 31, 1999 revenue from lot and tap sales was $889,000 contributing $110,000 to gross margin. There were no lot or tap sales for the same period in 1998.

Operating expenses decreased by $128,000 or 5% for the three month period ending March 31, 1999 as compared to the same period a year ago. The decrease is due to a drop in interest expense, net of capitalization, of $400,000 from $406,000 to $6,000, an increase in sales and marketing expense of $176,000 from $1,137,000 to $1,313,000 and an increase in general and administrative expense of $96,000 from $861,000 to $957,000. The decrease in interest expense is due to the close out of the Peninsula Community where a profit sharing arrangement provided for development interest to be paid to the lenders on the project and more favorable interest rate on loan facilities. Sales and marketing expenses have increased reflecting the start of the Company's brand advertising campaign. General and administrative expense has increased primarily due to higher compensation levels reflecting the addition of staff to support greater volume and by additional consulting fees related to new product development.

As a result of the aforementioned factors, the Company posted net income of $15,000 in the first quarter of 1999 versus $117,000 in 1998.

INFORMATION SYSTEMS AND YEAR 2000 ISSUES

The inability of computer software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two digit year is commonly referred to as the Year 2000 compliance issue. Once the year 2000 is here, such systems may be unable to accurately process certain date-based information.

The Company has identified all significant applications in its software and equipment that require modification to ensure year 2000 compliance. The Company has completed testing of its internal hardware and has determined that it is compliant with regard to the year 2000 issue. None of the Company's equipment that may contain embedded computer chips is critical to the Company's operations. The Company has contacted all significant vendors and others upon whom it relies to assure that their systems will be converted in a timely fashion. A majority have responded affirming year 2000 compliance at this time. Any vendors that remain non-compliant will be reviewed during the third quarter of 1999 and appropriate action will be taken after the review. The Company utilizes software to process its management information, which has been developed by an outside vendor. The Company has recently installed the year 2000 compliant upgrade. Other application software (such as spreadsheets, word processing and other personal and work group applications), will be upgraded when the year 2000 compliant software is available. The Company plans to be 100% year 2000 compliant by June 30, 1999.

The total costs to the Company of these year 2000 compliance issues is not anticipated to be material, and has not been material to date. All costs to date have been expensed.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary market risk facing the Company is interest rate risk on debt obligations. The Company primarily enters into debt obligations to finance the development and acquisition of land, and to support its homebuilding and general corporate operations. All of the Company's debt has variable interest rates, which exposes the Company to interest rate risk. The Company's business strategy has been to accept the interest rate risk associated with variable rate debt. The Company does not have fixed rate alternatives at this time for acquisition, development and construction lending. The Company attempts to pass interest rate increases on to its customers when it can, however, there is no assurance that the Company can do that.

Under its current policies, the Company does not use interest rate derivative instruments to manage its exposure to interest rate changes. At March 31, 1999, the Company had variable rate debt outstanding of approximately $21,000,000. The annual projected change in cash requirements for interest at this level of borrowing should the market rates increase or (decrease) by 10% compared to the interest rates in effect at March 31, 1999 would be an increase or (decrease) of approximately $168,000 or ($168,000) respectively.

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

         (b) There were no reports on Form 8-K filed for the three months ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE WRITER CORPORATION
                                             (Registrant)


Date:  May 12, 1999                     /s/ Daniel J. Nickless
                                        --------------------------------
                                        By:  Daniel J. Nickless
                                        Executive Vice President,
                                        Chief Operating and Chief
                                        Financial Officer