Form 10-Q
period 1999-06-30
WRITER CORP
filed 1999-08-13
CIK 108606

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended JUNE 30, 1999
                                                ---------------

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ______________ to _____________

                         Commission file number: 0-08305
                                                ---------


                             THE WRITER CORPORATION
             (Exact name of registrant as specified in its charter)

       COLORADO                                             84-0510478
-------------------------------------------------------------------------------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                            Identification No.

6061 S. WILLOW DR., #232, ENGLEWOOD, COLORADO                    80111
-------------------------------------------------------------------------------
(Address of principal executive offices)                        Zip Code

                                 (303) 779-4100
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant is required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

The number of shares outstanding of the registrant's common stock, as of August 6, 1999 was 7,432,590.

                             THE WRITER CORPORATION
                                AND SUBSIDIARIES

                                      INDEX

                                                                            Page
PART I. FINANCIAL INFORMATION                                              Number
                                                                           ------

     Item 1. FINANCIAL STATEMENTS

             Consolidated Balance Sheets June 30, 1999 and
               December 31, 1998 (Unaudited)                                   3

             Condensed Consolidated Statements
               of Operations for the three and six months
               ended June 30, 1999 and 1998 (Unaudited)                        5

             Condensed Consolidated Statements of Cash Flows
               for the six months ended June 30, 1999 and
               1998 (Unaudited)                                                6

             Notes to Consolidated Financial Statements (Unaudited)            7

     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                               9

     Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK       14



PART II.     OTHER INFORMATION                                                15

                             THE WRITER CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                    June 30,            December 31,
                                                                                      1999                  1998
                                                                                 --------------       ---------------
ASSETS

Residential real estate held for sale, net:

   Homes under construction                                                         $27,774,000           $17,632,000
   Model homes and furnishings                                                        4,254,000             4,190,000
   Land and land development                                                          9,622,000            15,216,000
   Raw land                                                                           1,325,000               817,000
                                                                                 --------------       ---------------

     Subtotal                                                                        42,975,000            37,855,000

Office property and equipment, less accumulated
   depreciation of $707,000 and $586,000                                                521,000               597,000

Other assets:
   Cash and cash equivalents                                                          3,243,000             3,363,000
   Restricted cash                                                                      657,000               541,000
   Accounts receivable                                                                  408,000               374,000
   Deferred tax asset                                                                   935,000             1,166,000
   Investment in mortgage company                                                        40,000                    --
   Other                                                                              2,522,000               582,000
                                                                                 --------------       ---------------

     Total Assets                                                                   $51,301,000           $44,478,000
                                                                                 --------------       ---------------
                                                                                 --------------       ---------------


                                   (Continued)

                 See notes to consolidated financial statements

                             THE WRITER CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                  June 30,              December 31,
                                                                                    1999                    1998
                                                                               --------------          --------------
LIABILITIES

   Notes payable                                                                  $22,215,000             $17,936,000
   Accounts payable and accrued expenses                                            8,473,000               6,716,000
   Accrued interest                                                                   167,000                 177,000
                                                                               --------------          --------------

         Subtotal                                                                  30,855,000              24,829,000




STOCKHOLDERS' EQUITY

   Common stock, $.10 par value; authorized,
   10,000,000 shares; 7,432,600 and 7,432,600
   shares issued and outstanding                                                      743,000                 743,000
   Additional paid-in capital                                                      12,430,000              12,430,000
   Retained earnings                                                                7,273,000               6,476,000
                                                                               --------------          --------------

         Total Stockholders' Equity, net                                           20,446,000              19,649,000
                                                                               --------------          --------------


                                                                                  $51,301,000             $44,478,000
                                                                               --------------          --------------
                                                                               --------------          --------------

                                   (Concluded)




                 See notes to consolidated financial statements.

                             THE WRITER CORPORATION
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        For the Three Months                For the Six Months
                                                            Ended June 30,                     Ended June 30,
                                                   -----------------------------      ------------------------------
                                                        1999              1998             1999              1998
                                                   ------------     ------------      ------------      ------------
Residential operations:
     Revenue                                       $ 19,699,000      $15,323,000      $ 31,912,000      $ 27,032,000
     Cost of sales                                  (15,930,000)     (12,262,000)      (25,882,000)      (21,423,000)
     Expenses                                        (2,504,000)      (2,442,000)       (4,780,000)       (4,846,000)
                                                   ------------     ------------      ------------      ------------
Income from residential operations                    1,265,000          619,000         1,250,000           763,000

Interest and other income, net                           64,000           79,000            94,000           124,000
                                                   ------------     ------------      ------------      ------------

Net income before income taxes                        1,329,000          698,000         1,344,000           887,000
Income tax (expense) benefit                           (547,000)          49,000          (547,000)          (23,000)
                                                   ------------     ------------      ------------      ------------

Net income                                         $    782,000      $   747,000      $    797,000      $    864,000
                                                   ------------     ------------      ------------      ------------
                                                   ------------     ------------      ------------      ------------

Earnings per share:
         Basic                                     $       0.11      $      0.10      $       0.11      $       0.12
                                                   ------------     ------------      ------------      ------------
                                                   ------------     ------------      ------------      ------------
         Diluted                                   $       0.10      $      0.10      $       0.11      $       0.11
                                                   ------------     ------------      ------------      ------------
                                                   ------------     ------------      ------------      ------------

Weighted average number of shares Outstanding:
         Basic                                        7,433,000        7,430,000         7,433,000         7,392,000
                                                   ------------     ------------      ------------      ------------
                                                   ------------     ------------      ------------      ------------
         Diluted                                      7,530,000        7,568,000         7,528,000         7,525,000
                                                   ------------     ------------      ------------      ------------
                                                   ------------     ------------      ------------      ------------





                 See notes to consolidated financial statements.

                             THE WRITER CORPORATION
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        For the Six Months
                                                                                           Ended June 30,
                                                                               -----------------------------------
                                                                                      1999                 1998
                                                                               --------------      ---------------
NET CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES:                                                                       ($4,314,000)        $  2,296,000
                                                                               --------------      ---------------

CASH FLOWS FROM IN INVESTING ACTIVITIES:
     Purchases of office property and equipment                                       (45,000)            (238,000)
     Investment in mortgage company                                                   (40,000)
                                                                               --------------      ---------------

         Net cash used in investing activity                                          (85,000)            (238,000)
                                                                               --------------      ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable                                                   24,478,000           17,421,000
     Principal payments on notes payable                                          (20,199,000)         (18,829,000)
     Proceeds from the sale of common stock                                                                 84,000
                                                                               --------------      ---------------

         Net cash provided by (used in) financing activities                        4,279,000           (1,324,000)
                                                                               --------------      ---------------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                                (120,000)             734,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      3,363,000            1,015,000
                                                                               --------------      ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $ 3,243,000         $  1,749,000
                                                                               --------------      ---------------
                                                                               --------------      ---------------




                 See notes to consolidated financial statements.

                             THE WRITER CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


A.       ACCOUNTING POLICIES:

The consolidated balance sheet as of June 30, 1999 and the related condensed consolidated statements of operations and cash flows for the three and six month period ended June 30, 1999 and 1998 are unaudited, but in management's opinion, include all adjustments necessary for a fair presentation of such financial statements. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements include the accounts of The Writer Corporation and its wholly owned subsidiaries (the Company). Investment in mortgage company is a 50% owned joint venture and is accounted for using the equity method. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Adoption of SFAS 130 and SFAS 131 had no effect on the Company's financial statements. The Company has no derivative instruments and does not engage in hedging activities, therefore, the adoption of SFAS 133 will not impact its financial statements.

Certain items in 1998 have been reclassified to conform with the 1999 presentation.

EARNINGS PER SHARE

The following table reconciles income and the number of shares outstanding used in the calculation of basic and diluted earnings per share.

                                                                            INCOME                SHARES        PER SHARE
                                                                           --------             ---------       ---------
For the Six Months Ended June 30, 1999:
  Net Income                                                               $797,000             7,433,000         $0.11
  Effect of options                                                               0                95,000
                                                                           --------             ---------
    Net income per share - assuming dilution                               $797,000             7,528,000         $0.11
                                                                           --------             ---------         -----
                                                                           --------             ---------         -----
For the Quarter Ended June 30, 1999:
  Net Income                                                               $782,000             7,433,000         $0.11
  Effect of options                                                               0                97,000
                                                                           --------             ---------
    Net income per share - assuming dilution                               $782,000             7,530,000         $0.10
                                                                           --------             ---------         -----
                                                                           --------             ---------         -----
For the Six Months Ended June 30, 1998:
  Net Income                                                               $864,000             7,392,000         $0.12
  Effect of options                                                               0               133,000
                                                                           --------             ---------
    Net income per share - assuming dilution                               $864,000             7,525,000         $0.11
                                                                           --------             ---------         -----
                                                                           --------             ---------         -----
For the Quarter Ended June 30, 1998:
  Net Income                                                               $747,000             7,430,000         $0.10
  Effect of options                                                               0               138,000
                                                                           --------             ---------
    Net income per share - assuming dilution                               $747,000             7,568,000         $0.10
                                                                           --------             ---------         -----
                                                                           --------             ---------         -----

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

FINANCIAL CONDITION

The following presents the Company's financial condition at June 30, 1999, except where stated otherwise, comparisons are to December 31, 1998.

During the first six months of 1999 the Company increased its backlog of homes under contract 39% to 231 units from 166 units at year end. This backlog represents potential revenue of $46,100,000 at June 30, 1999 versus $31,600,000 at December 31, 1998, a 46% increase.

The Company's work in process inventory of homes under construction increased by $10,142,000 or 58% from the year end balance. This increase is primarily attributable to the previously mentioned increased backlog.

Model homes and furnishings increased by $64,000 or 2% reflecting the furnishing of one previously unfurnished model at the Company's Greenbrook Townhome community and the continuing construction and furnishing of three models at the Company's new Canterbury Park Townhome community at Castle Pines North. In addition, the Company's two models at its Summerhill community in Highlands Ranch have been made ready for sale and one of those models has been sold.

Land and land development decreased by $5,594,000 or 37% which reflects the ongoing construction of lots netted with the significant movement of finished lots into home production.

Raw land increased by $508,000 or 62% reflecting the costs incurred to plat and begin development on a 90 unit townhome parcel at the Company's Sunrise Ridge community in Arvada, Colorado. The Company finalized a plat for 102 townhomes in Ft. Collins, Colorado in May 1999 and the costs incurred to date were moved to land and land development.

Cash balances have decreased by $120,000 or 4% reflecting the Company's effort to accelerate payments to subcontractors and vendors and the need to provide equity contributions in recent acquisitions of land. Restricted cash has increased by $116,000 or 21% reflecting the pledge of cash for additional letters of credit that secure the Company's development work.

The Company capitalized its new mortgage banking subsidiary with $40,000 in June 1999. The Company is a 50% limited partner in WRT Financial, Limited Partnership (WRT). WRT began operations in July 1999 in office space adjacent to the Company's headquarters. See additional discussion at new joint venture below.

Other assets have increased by $1,940,000 or 333%, which primarily represents the cost to purchase a contract that entitles the Company to purchase approximately 106 acres in southeast Ft. Collins, Colorado and the associated earnest money deposit that was required by the contract. The Company is currently platting the site, which is zoned for no less than 481 units, these costs are also recorded on this line. The Company is currently planning and engineering the product lines to be marketed at this traditional neighborhood development. In addition the Company has closed on two additional pieces of ground that required earnest money deposits. The first is a 63 acre golf course parcel in Westminster, Colorado that will be developed as 175 detached single family lots. The second is a 19 acre parcel for two luxury attached lifestyle communities in the golf course area at Highlands Ranch, Colorado. The site that will be developed as 145 attached single family lots. See additional discussion under the heading "Recent Land Acquisitions".

Notes payable has increased $4,279,000 or 24%, which reflects the increase in the homes under construction inventory mentioned above, and also reflects the use of working capital lines employed for equity in recent land deals. The Company's note balance increased an additional $1,840,000 on July 15, 1999 when it acquired the aforementioned Ft. Collins property.

Accounts payable and accrued expense increased $1,757,000 or 26% which reflects the increased activity levels of the Company.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 1999 the Company used $4,314,000 of cash in operating activities. These expenditures were primarily related to business expansion and increase in inventory levels. The Company provided most of this cash by increasing its debt by $4,279,000.

With the improved operating performance that the Company has shown over the last several quarters, its relationships with its lenders continues to remain strong. This has provided the Company with more financing opportunities and more favorable rates and terms. Currently rates from lenders range from LIBOR plus 225 basis points to prime plus 1%. The Company also has relationships with lenders who will provide working capital facilities to supplement the Company's capital resources.

The Company finalized, in April 1999, the renewal and modification of a loan facility with one of its primary lenders. The acquisition, development and construction facility was increased to $15,000,000. The maturity was extended to April 1, 2000 and a LIBOR interest rate option was added. The Company began using the LIBOR interest rate option May 1, 1999 which is currently approximately one-half percent lower than the option tied to the prime rate. The facility also provides a $1,000,000 revolving working capital loan, which is subject to certain conditions as defined in the loan agreement, including a full repayment for a minimum of 30 days each year.

The Company intends to use these working capital facilities for project acquisition and development. The facilities have available commitments of $2,924,250, with $1,850,000 outstanding at June 30, 1999. During July 1999 the combined outstanding balance was reduced by $850,000 to $1,000,000.

Because of strong buyer demand for both improved and undeveloped land, sellers in the Company's market area are requesting more stringent purchase terms which include; cash at closing, closings prior to final plat, specific performance contracts and shorter due diligence periods. The Company weighs all of these associated risks against perceived opportunity as new projects are analyzed. Land acquisition costs and risk continue to increase because of demand generated by competing builders. The Company's recent acquisitions or agreements to acquire provide sufficient lots to continue the Company's planned expansion over the next two to three years.

RECENT LAND ACQUISITIONS

The Company has executed sales contracts for all of its homes in its Summerhill community. Further, the Company expects to execute contracts in 1999 for all of its remaining homes in the Park Square, Greenbrook, Northpark and Settler's Village communities. Some of the contracts will close in 1999 and the balance will close in fiscal year 2000. The Company has been actively seeking replacement opportunities and to that end has recently completed seven land acquisitions.

In December 1998, the Company purchased a 140 unit single family parcel in Arvada, Colorado. The sites were zoned and platted. The Company is currently re-platting a portion for its townhome product. Financing was provided by a $1,500,000 unsecured line of credit. In April 1999, $500,000 of the line was repaid and the same lender provided a $3,650,000 development facility. The Company is currently structuring financing for construction from the same lender.

In January 1999, the Company purchased a 102 unit single family attached parcel in Ft. Collins, Colorado. This is a continuation of the Company's Stetson Creek project. Financing was provided through an existing $15,000,000 acquisition, development and construction facility. Platting was completed in May 1999 and development is in process.

In July 1999, the Company closed on its purchase of 106 acres in Ft. Collins which is currently being entitled under the Ft. Collins City Plan. The site is planned for approximately 480 single family units with three single family detached products and two attached products. As part of the acquisition the Company acquired 240 acre feet of water. Development is anticipated in early 2000.

The Company executed a purchase agreement for two luxury attached lifestyle communities in Highlands Ranch, Colorado planned for 81 and 64 sites, respectively.

The Company has executed a contract for a 39 acre parcel in Castle Rock, Colorado. The parcel is planned for approximately 180 townhomes, but must be platted through the City of Castle Rock. The contract calls for a three phase take down beginning in 2000, and annually thereafter.

On July 20, 1999 the Company executed a purchase agreement to acquire 86 finished single family sites in south Aurora. The sites are part of a 2400 lot master planned community currently under development. The lots will be acquired over a two year period, on a quarterly basis.

In June 1999 the Company consummated its purchase of approximately 63 acres in three parcels of partially developed land. The project is located in the City of Westminster. The Company is currently platting the site and anticipates approximately 175 lots for a newly designed single family product. The agreement provides for a three phase take down beginning at final plat approval, but in no event later than March 1, 2000.

Both executed and potential acquisitions will require equity investment from the Company which management expects to obtain from working capital generation and through additional borrowing from the Company's working capital facilities. The balance will be financed through traditional lending relationships.

NEW JOINT VENTURE

In June 1999 the Company entered into a joint venture agreement to form a mortgage subsidiary, WRT Financial, Limited Partnership (WRT) with an affiliate of Sterling Bancshares, Inc., (Sterling). Sterling is a Houston based bank holding company with assets of over $1,000,000,000. The joint venture was capitalized with $80,000, to provide for estimated start up costs of which half was provided by the Company.

The Company is a limited partner, and owns fifty percent of the limited partnership. Sterling is the general partner and manages the day to day operations through a locally staffed office. WRT sub-leases approximately 2,200 square feet from the Company adjacent to the Company's primary office.

WRT is a full service mortgage brokerage operation and will fund loans with a warehouse financing facility provided by Sterling. All loans closed will simultaneously be sold into the secondary markets, primarily through Sterling's mortgage banking operation. Under this process, WRT will not be exposed to interest rate risks.

WRT will provide a variety of mortgage products to Writer's home buyers. The Company's buyers' will receive an incentive to finance their home purchase with WRT. WRT's primary marketing goal is to enhance customer satisfaction by facilitating the mortgage process.

RESULTS OF OPERATIONS

The Company closed 91 and 150 units for the three and six month periods ending June 30, 1999 compared to 72 and 122 units for the same periods in the prior year. Both periods reflect increases of 26% and 23%, respectively. The average sales price was $202,367 for the first six months of 1999 compared to $219,048 for the full year of 1998. This decrease of $16,681 reflects the close out of the Company's Peninsula (Cluster Homes) community in December 1998. The average sales price for Peninsula was $385,000. The mix of products sold during the two time periods is illustrated below.

CLOSINGS                                TOWNHOMES   CLUSTER HOMES   SINGLE FAMILY    TOTAL
--------                                ---------   -------------   -------------    -----
3 month period ended June 30, 1999          56            N/A             35           91
3 month period ended June 30, 1998          34             4              34           72
6 month period ended June 30, 1999          97            N/A             53          150
6 month period ended June 30, 1998          54            13              55          122

Revenues for the three and six month periods ending June 30, 1999 was $19,699,000 and $31,912,000 respectively, as compared to $15,323,000 and
$27,032,000 for the same periods in 1998. This reflects increases of $4,376,000 or 29% and $4,880,000 or 18%, which is the result of additional unit closings and lot and tap sales for the three and six month periods ending June 30, 1999.

Gross profit related to home sales increased $636,000 or 21% and $239,000 or 4% for the three and six month periods ending June 30, 1999. As a percentage of revenue gross profit from home sales was 19.5% and 19% for the three and six month periods ending June 30, 1999 as compared to 20% and 21% for the same periods in 1998. This slight decrease in gross profit reflects material and labor price increases and lengthened construction cycles. During the three and six month periods ending June 30, 1999 revenue from lot and tap sales was $688,000 and $1,557,000 contributing $72,000 and $182,000 to gross profit respectively. There were no lot or tap sales for the same periods in 1998. These sales were pursuant to a purchase agreement negotiated in 1998.

Operating expenses have increased by $62,000 or 3% for the three month period ending June 30, 1999 and have decreased by $66,000 or 1% for the six month period ending June 30, 1999 when compared with the prior year periods. For the three month period ending June 30, 1999 the increase is due to an increase in sales and marketing expense of $147,000 or 11% from $1,332,000 to $1,479,000, an increase in general and administrative expense of $75,000 or 8% from $916,000 to $991,000 and a decrease in interest expense, net of capitalization, of $160,000 or 82% from $194,000 to $34,000. For the six month period ending June 30, 1999 the decrease is due to an increase in sales and marketing expense of $323,000 or 13% from $2,469,000 to $2,792,000, an increase in general and administrative expense of $170,000 or 10% from $1,777,000 to $1,947,000 and a decrease in interest expense, net of capitalization, of $559,000 or 93% from $600,000 to $41,000. The decrease in interest expense is due to the close out of the Peninsula community where a profit sharing arrangement provided for development interest to be paid to the lenders on the project and more favorable interest rates on the Company's loan facilities. Sales and marketing expenses have increased reflecting the Company's advertising campaign and increased sales and closing volume. General and administrative expense has increased primarily due to higher compensation levels reflecting the addition of staff to support greater volume and by additional costs related to new product development.

As a result of the aforementioned factors, the Company posted net income of $782,000 and $797,000 for the three and six month periods ending June 30, 1999 as compared to $747,000 and $864,000 for the same periods in 1998.

INFORMATION SYSTEMS AND YEAR 2000 ISSUES

The inability of computer software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two digit year is commonly referred to as the Year 2000 compliance issue. Once the year 2000 is here, such systems may be unable to accurately process certain date-based information.

The Company has identified all significant applications in its software and equipment that require modification to ensure year 2000 compliance. The Company has completed testing of its internal hardware and has determined that it is compliant with regard to the year 2000 issue. None of the Company's equipment that may contain embedded computer chips is critical to the Company's operations. The Company has contacted all significant vendors and others upon whom it relies to assure that their systems will be converted in a timely fashion. A majority have responded affirming year 2000 compliance at this time. Any vendors that remain non-compliant will be reviewed during the third quarter of 1999 and appropriate action will be taken after the review. The Company utilizes software to process its management information, which has been developed by an outside vendor. The Company has recently installed the year 2000 compliant upgrade. Other application software (such as spreadsheets, word processing and other personal and work group applications), will be upgraded when the year 2000 compliant software is available. The Company believes it is year 2000 compliant as of June 30, 1999, but will continue to monitor the situation as changes occur.

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

Under its current policies, the Company does not use interest rate derivative instruments to manage its exposure to interest rate changes. At June 30, 1999, the Company had variable rate debt outstanding of approximately $22,000,000. The annual projected change in cash requirements for interest at this level of borrowing should the market rates increase or (decrease) by 10% compared to the interest rates in effect at June 30, 1999 would be an increase or (decrease) of approximately $176,000 or ($176,000), respectively.

                             THE WRITER CORPORATION
                                AND SUBSIDIARIES


PART II.  OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS

                  None

Item 2.           CHANGES IN SECURITIES

                  None

Item 3.           DEFAULTS UPON SENIOR SECURITIES

                  None

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  (a) and (c). The Company held its annual meeting of stockholders on June 10, 1999, and the matters voted on at that meeting were the following:

                  1) The election of the following directors who will serve until their successors are elected and qualified, or their earlier death or resignation:

                  Director                        For      Withheld   Broker Non-Votes
                  --------                        ---      --------   ----------------
                  George S. Writer, Jr.        6,675,241    72,941        12,730
                  Roland Seidler, Jr.          6,675,261    72,921        12,730
                  Louis P. Bansbach, III       6,675,261    72,921        12,730
                  Ronald S. Loser              6,717,870    30,312        12,730
                  William J Gillilan, III      6,717,870    30,312        12,730
                  Deane J. Writer, Jr.         6,717,870    30,312        12,730
                  Robert G. Tointon            6,717,870    30,312        12,730

                  2) The election of Deloitte & Touche as independent public accountants for the Company.

                                                  FOR      WITHHELD   BROKER NON-VOTES
                                                  ---      --------   ----------------
                  Deloitte & Touch             6,718,246    29,936        11,730

Item 5.           OTHER INFORMATION

                  None

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

     (b) There were no reports on Form 8-K filed for the six months ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           THE WRITER CORPORATION
                                                  (Registrant)


Date:  August 11, 1999               /s/ Daniel J. Nickless
                                     -------------------------------------
                                     By:  Daniel J. Nickless
                                     Executive Vice President,
                                     Chief Operating and Chief Financial Officer