Form 10-Q
period 1999-09-30
WRITER CORP
filed 1999-11-12
CIK 108606

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1999

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ______________ to _____________

                         Commission file number: 0-08305


                             THE WRITER CORPORATION
                             ----------------------
             (Exact name of registrant as specified in its charter)

           Colorado                                    84-0510478
           ------------------------------------------------------
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                     Identification No.)

               6061 S. Willow Dr., #232, Englewood, Colorado 80111
             ------------------------------------------------------
              (Address of principal executive offices) ( Zip Code)

                                 (303) 779-4100
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant is required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

The number of shares outstanding of the registrant's common stock, as of November 5, 1999 was 7,462,480.

                             THE WRITER CORPORATION
                                AND SUBSIDIARIES

                                     INDEX

                                                                                   Page
PART   I.         FINANCIAL INFORMATION                                           Number
                                                                                  ------

     Item 1.      FINANCIAL STATEMENTS

                  Consolidated Balance Sheets
                  September 30, 1999 and December 31, 1998 (Unaudited)                3

                  Condensed Consolidated Statements
                  of Operations for the three and nine months
                  ended September 30, 1999 and 1998 (Unaudited)                       5

                  Condensed Consolidated Statements of Cash Flows
                  for the nine months ended September 30, 1999 and
                  1998 (Unaudited)                                                    6

                  Notes to Consolidated Financial Statements (Unaudited)              7

     Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                                 9

     Item 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK         15


PART II. OTHER INFORMATION                                                           16

                             THE WRITER CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                     September 30,     December 31,
                                                                        1999               1998
                                                                     -----------        -----------
ASSETS

Residential real estate held for sale, net:

         Homes under construction                                    $30,066,000        $17,632,000
         Model homes and furnishings                                   4,227,000          4,190,000
         Land and land development                                    12,054,000         15,216,000
         Raw land                                                      3,679,000            817,000
                                                                     -----------        -----------

                  Subtotal                                            50,026,000         37,855,000

Office property and equipment, less accumulated
         depreciation of $773,000 and $586,000                           484,000            597,000

Other assets:
   Cash and cash equivalents                                           1,420,000          3,363,000
   Restricted cash                                                     2,296,000            541,000
   Accounts receivable                                                   379,000            374,000
   Deferred tax asset                                                    925,000          1,166,000
   Investment in mortgage company                                         14,000                 --
   Other                                                               1,558,000            582,000
                                                                     -----------        -----------

                  Total Assets                                       $57,102,000        $44,478,000
                                                                     ===========        ===========












                                 (Continued)

              See notes to consolidated financial statements

                             THE WRITER CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                     September 30,         December 31,
                                                                         1999                  1998
                                                                      -----------           -----------
LIABILITIES

         Notes payable                                                $27,937,000           $17,936,000
         Accounts payable and accrued expenses                          7,551,000             6,716,000
         Accrued interest                                                 217,000               177,000
                                                                      -----------           -----------

                           Subtotal                                    35,705,000            24,829,000


STOCKHOLDERS' EQUITY

   Common stock, $.10 par value; authorized,
         10,000,000 shares; 7,442,300 and 7,432,600
         shares issued and outstanding                                    744,000               743,000
         Additional paid-in capital                                    12,439,000            12,430,000
         Retained earnings                                              8,214,000             6,476,000
                                                                      -----------           -----------

                           Total Stockholders' Equity, net             21,397,000            19,649,000
                                                                      -----------           -----------


                                                                      $57,102,000           $44,478,000
                                                                      ===========           ===========

                                   (Concluded)








                 See notes to consolidated financial statements.

                             THE WRITER CORPORATION
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                            For the Three Months                      For the Nine Months
                                                             Ended September 30,                      Ended September 30,
                                                      --------------------------------         ---------------------------------
                                                          1999                1998                 1999                 1998
                                                      ------------        ------------         ------------         ------------
Residential operations:
         Revenue                                      $ 20,094,000         $15,017,000         $ 52,006,000         $ 42,049,000
         Cost of sales                                 (16,120,000)        (12,252,000)         (42,002,000)         (33,676,000)
         Expenses                                       (2,680,000)         (2,152,000)          (7,460,000)          (6,997,000)
                                                      ------------        ------------         ------------         ------------
Income from residential operations                       1,294,000             613,000            2,544,000            1,376,000

Interest and other income, net                              20,000              28,000              114,000              152,000
                                                      ------------        ------------         ------------         ------------

Net income before income taxes                           1,314,000             641,000            2,658,000            1,528,000
Income tax expense                                        (373,000)            (35,000)            (920,000)             (58,000)
                                                      ------------        ------------         ------------         ------------

Net income                                            $    941,000         $   606,000         $  1,738,000         $  1,470,000
                                                      ============        ============         ============         ============

Earnings per share:
         Basic                                        $       0.13         $      0.08         $       0.23         $       0.20
                                                      ============        ============         ============         ============
         Diluted                                      $       0.12         $      0.08         $       0.23         $       0.19
                                                      ============        ============         ============         ============


Weighted average number of shares Outstanding:
         Basic                                           7,436,000           7,430,000            7,434,000            7,405,000
                                                      ============        ============         ============         ============
         Diluted                                         7,533,000           7,568,000            7,530,000            7,569,000
                                                      ============        ============         ============         ============













                 See notes to consolidated financial statements.

                             THE WRITER CORPORATION
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   For the Nine Months
                                                                                   Ended September 30,
                                                                            ---------------------------------
                                                                                 1999               1998
                                                                            ------------         ------------
NET CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES:                                                                 $(11,866,000)        $  1,065,000

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of office property and equipment                                 (74,000)            (333,000)
      Investment in mortgage company                                             (14,000)
                                                                            ------------         ------------

                  Net cash used in investing activity                            (88,000)            (333,000)
                                                                            ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from notes payable                                          40,975,000           28,025,000
         Principal payments on notes payable                                 (30,974,000)         (29,046,000)
         Proceeds from the sale of common stock                                   10,000               85,000
                                                                            ------------         ------------

                  Net cash provided by (used in) financing activities         10,011,000             (936,000)
                                                                            ------------         ------------

NET DECREASE IN CASH AND
         CASH EQUIVALENTS                                                     (1,943,000)            (204,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 3,363,000            1,015,000
                                                                            ------------         ------------

CASH AND CASH EQUIVALENTS, end of period                                     $ 1,420,000         $    811,000
                                                                            ============         ============







See notes to consolidated financial statements.

                             THE WRITER CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

A.   ACCOUNTING POLICIES:

The consolidated balance sheet as of September 30, 1999 and the related condensed consolidated statements of operations and cash flows for the three and nine month period ended September 30, 1999 and 1998 are unaudited, but in management's opinion, include all adjustments necessary for a fair presentation of such financial statements. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

EARNINGS PER SHARE

The following table reconciles income and the number of shares outstanding used in the calculation of basic and diluted earnings per share.

                                                               Income           Shares        Per Share
                                                             ----------       ----------      ---------
For the Nine Months Ended September 30, 1999:
  Net Income                                                 $1,738,000        7,434,000        $0.23
  Effect of options                                                   0           96,000
                                                             ----------       ----------
    Net income per share - assuming dilution                 $1,738,000        7,530,000        $0.23
                                                             ==========       ==========        =====
For the Quarter Ended September 30, 1999:
  Net Income                                                 $  941,000        7,436,000        $0.13
  Effect of options                                                   0           97,000
                                                             ----------       ----------
    Net income per share - assuming dilution                 $  941,000        7,533,000        $0.12
                                                             ==========       ==========        =====
For the Nine Months Ended September 30, 1998:
  Net Income                                                 $1,470,000        7,405,000        $0.20
  Effect of options                                                   0          164,000
                                                             ----------       ----------
    Net income per share - assuming dilution                 $1,470,000        7,569,000        $0.19
                                                             ==========       ==========        =====
For the Quarter Ended September 30, 1998:
  Net Income                                                 $  606,000        7,430,000        $0.08
  Effect of options                                                   0          138,000
                                                             ----------       ----------
    Net income per share - assuming dilution                 $  606,000        7,568,000        $0.08
                                                             ==========       ==========        =====

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

FINANCIAL CONDITION

The following presents the Company's financial condition at September 30, 1999, except where stated otherwise, comparisons are to December 31, 1998.

During the first nine months of 1999 the Company increased its backlog of homes under contract 25% to 208 units from 166 units at year-end. This backlog represents potential revenue of $42,200,000 at September 30, 1999 versus $31,600,000 at December 31,1998, a 34% increase.

The Company's work in process inventory of homes under construction increased by $12,434,000 or 71% from the year end balance. This increase is associated with the previously mentioned increased backlog.

Land and land development decreased by $3,162,000 or 21%, which reflects the ongoing construction of lots netted with the significant movement of finished lots into home production.

Raw land increased by $2,862,000 or 350% reflecting the net movement of costs incurred on the Company's Sunrise Ridge community in Arvada, Colorado to land and land development and the costs incurred to purchase and plat the Company's new Harvest Park Community in Ft. Collins, Colorado (see further discussion below).

The Company's office property and equipment, less accumulated depreciation accounts have decreased by $113,000 or 19%, which reflects increases in accumulated depreciation of $187,000 and asset additions, primarily office furniture, in the amount of $74,000.

Cash balances have decreased by $1,943,000 or 58% reflecting the Company's effort to accelerate payments to subcontractors and vendors, pay-down lines of credit and the need to provide equity contributions in recent acquisitions of land. Restricted cash has increased by $1,755,000 or 324%. The majority of this increase is attributable to the timing of release payments associated with higher levels of closings versus advances on these same acquisition and development loans. The balance of the restricted cash represents cash balances supporting letters of credit that secure the Company's development obligations with municipalities.

The Company capitalized its new mortgage banking subsidiary with $40,000 in June 1999. The Company is a 50% limited partner in WRT Financial, Limited Partnership (WRT). WRT began operations in July 1999 in office space adjacent to the Company's headquarters. The current balance reflects the initial investment net of the Company's share of losses through September 1999, primarily start up expenses.

Other assets have increased by $976,000 or 168%, which represents several earnest money deposits for land purchases. The first is for a 63 acre golf course parcel in Westminster, Colorado that is being currently planned for 175 detached single family lots. The second is for a 19 acre parcel containing two luxury attached lifestyle golf course communities in Highlands Ranch, Colorado that will be developed as 147 attached single family lots. The third is for 86 developed lots in the southeast metro area. The fourth is for a 180 unit townhome parcel in Castle Rock, Colorado. The fifth is for 22 developed lots in Ft. Collins, Colorado and the sixth is for a 100 unit townhome parcel in Loveland, Colorado. See additional discussion below under the heading "Recent Land Acquisitions". The remainder reflects the costs expended to date to plan and entitle the above mentioned projects.

Notes payable have increased $10,001,000 or 56%, which corresponds to the increase in homes under construction and other inventory.

Accounts payable and accrued expense increased $835,000 or 12%, which reflects the increased activity levels of the Company, including income taxes payable.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 1999 the Company used $11,866,000 of cash in operating activities, reflecting the increase in inventory, deposits on land and the cost of purchasing land. The Company provided cash by increasing its debt $10,001,000.

With the improved operating performance that the Company has shown over the last several quarters, its relationships with its lenders continues to remain strong. This has provided the Company with more financing opportunities to leverage its cash and has provided opportunities to negotiate more favorable rates and terms. As of September 30, 1999 interest rates on debt with the Company's primary lenders for acquisition, development and construction ranged from one month LIBOR plus 225 basis points (7.6%) to prime plus 1%. The Company has also established relationships with lenders who will provide working capital facilities to supplement the Company's capital resources.

The Company intends to use these working capital facilities for project acquisition and development. The facilities have available commitments of $2,924,250, with $750,000 outstanding at September 30, 1999. During October 1999 the combined outstanding balances were fully repaid and remain available.

The Company finalized, in April 1999, the renewal and modification of a loan facility with one of its primary lenders. The acquisition, development and construction facility was increased to $15,000,000. The maturity was extended to April 1, 2000 and a LIBOR interest rate option was added. The Company began using the LIBOR interest rate option May 1, 1999 and has saved more than half a percent by using this option. The facility also provides a $1,000,000 revolving working capital loan, which is subject to certain conditions as defined in the loan agreement, including a full repayment for a minimum 30 days each year.

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

RECENT LAND ACQUISITIONS

The Company has executed sales contracts for all of its homes in its North Park and Settler's Village communities. Further, the Company expects to execute contracts in 1999 for all of its remaining homes in Summerhill, Greenbrook and Park Square communities. Some of the contracts will close in 1999 and the balance will close in the first quarter of 2000. The Company has been actively seeking replacement opportunities and to that end has recently completed ten acquisitions.

In December 1998, the Company purchased a 140 unit single family parcel in Arvada, Colorado. The sites were zoned and platted. The Company is currently re-platting a portion for its townhome product. Financing was provided by a $1,500,000 unsecured line of credit. In April 1999, $500,000 of the line was repaid and the same lender provided a $3,650,000 development facility. In October 1999, the balance of the unsecured line of credit was repaid. Construction financing for the models and the first phase of construction has been provided by the same lender and construction has commenced.

In January 1999, the Company purchased a 102 unit single family attached parcel in Ft. Collins, Colorado. This is a continuation of the Company's Stetson Creek project. Financing was provided through an existing $15,000,000 acquisition, development and construction facility. Platting was completed in May 1999 and development and construction are in progress.

In July 1999, the Company closed on its purchase of 106 acres in Ft. Collins, which is currently being entitled under the Ft. Collins City Plan. The site is planned for approximately 480 single family units with three single family detached products and two attached products. Financing was provided from working capital and seller has carried a note for $1,840,000 which is due in December 1999. The Company is in the process of finalizing the acquisition, development and construction financing.

The Company executed a purchase agreement for two luxury attached lifestyle communities in Highlands Ranch, Colorado planned for 81 and 66 units. The Company is in the process of finalizing the acquisition, development and construction financing through one of its existing lending relationships.

The Company has executed a contract for a 39 acre parcel in Castle Rock, Colorado. The parcel is zoned and planned for approximately 180 townhomes, but must be platted through the city of Castle Rock. The contract calls for a three phase take down beginning at final plat, and annually thereafter.

In July 1999 the Company executed a purchase agreement to acquire 86 finished single family sites in south Aurora, Colorado. The sites are part of a 2,400 lot master planned community currently under development. The lots will be acquired over a two year period, on a quarterly basis, beginning in December 1999.

In June 1999 the Company consummated its purchase of approximately 63 acres in three parcels of partially developed land located in the City of Westminster, Colorado. The Company is currently platting phase one of the site and anticipates development of 45 lots for a newly designed single family product. The agreement provides for a three phase take down beginning at final plat approval, but in no event later than March 1, 2000. The Company is analyzing the second and third parcels to determine the final product mix for those areas.

In August 1999 the Company acquired 35 platted single family lots in Ft. Collins, Colorado. This is a continuation of the Company's Stetson Creek project. Acquisition financing was provided by the seller. Development and construction financing will be through an existing $15,000,000 loan facility.

In August 1999 the Company executed a purchase agreement to acquire 22 developed single family lots in Ft. Collins, Colorado. The lots will be acquired over the next year, and are currently being developed by the seller.

In October 1999 the Company executed an agreement which secures the right to acquire 14 acres in Loveland, Colorado. Under the agreement the Company will be responsible to plat the site so that no less than 126 townhomes can be built. No closing is anticipated until the final plat is approved. The Company is currently in a due diligence period, and has begun the entitlement process.

Both executed and potential acquisitions will require equity investment from the Company, which management expects to obtain from working capital generation and through additional borrowing from the Company's working capital facilities. The balance will be financed through traditional lending relationships.

NEW JOINT VENTURE

In June 1999 the Company entered into a joint venture agreement to form a mortgage subsidiary, WRT Financial, Limited Partnership (WRT) with an affiliate of a Houston, Texas based bank holding company with assets of over $1,000,000,000. The Company provided $40,000 for estimated start up costs.

The Company is a limited partner, and owns fifty percent of the limited partnership. The holding company affiliate is the general partner and manages the day to day operations through a locally staffed office. WRT sub-leases approximately 2,200 square feet from the Company adjacent to the Company's primary office.

WRT is a full service mortgage brokerage operation and will fund loans with a warehouse financing facility provided by the holding company affiliate. All loans closed will simultaneously be sold into the secondary markets, primarily through the holding company affiliate's mortgage banking operation. Under this process, WRT will not be exposed to interest rate risks.

WRT will provide a variety of mortgage products to Writer's buyers. The Company's buyers will receive an incentive to finance their home purchase with WRT. WRT's primary marketing goal is to enhance customer satisfaction by facilitating the mortgage process.

RESULTS OF OPERATIONS

The Company closed 90 and 240 units for the three and nine month periods ending September 30, 1999 compared to 60 and 182 units for the same periods in the prior year. Both periods reflect increases of 50% and 32%, respectively. The average sales price was $207,829 for the first nine months of 1999 compared to $219,048 for the full year of 1998. This decrease of $11,219 reflects the close out of the Company's Peninsula (Cluster Homes) Community in December 1998. The average sales price for Peninsula was $385,000. The mix of products sold during the four time periods is illustrated below.

Closings                                   Townhomes        Cluster Homes      Single Family       Total
--------                                   ---------        -------------      -------------       -----
3 month period ended 09/30/99                 57                 N/A                 33              90
3 month period ended 09/30/98                 31                  4                  25              60
9 month period ended 09/30/99                154                 N/A                 86             240
9 month period ended 09/30/98                 85                 17                  80             182

Revenue for the three and nine month periods ending September 30, 1999 was $20,094,000 and $52,006,000 respectively, as compared to $15,017,000 and
$42,049,000 for the same periods in 1998. This reflects increases of $5,077,000 or 34% and $9,957,000 or 24%, which is the result of additional unit closings and lot and tap sales for the three and nine month periods ending September 30,1999.

Gross profit related to home sales increased $1,204,000 or 44% and $1,444,000 or 17% for the three and nine month periods ending September 30, 1999. As a percentage of revenue gross profit from home sales was 20% for both the three and nine month periods ending September 30, 1999 which equals the percentage for the same periods in 1998. During the three and nine month periods ending September 30, 1999 revenue from lot and tap sales was $570,000 and $2,127,000 contributing $57,000 and $239,000 to gross profit respectively. For the three and nine month periods ending September 30, 1998 revenue from lot and tap sales was $1,219,000 contributing $52,000 to gross profit. These sales were pursuant to a purchase agreement negotiated in 1997 and are now complete.

Operating expenses have increased by $528,000 or 25% and $463,000 or 7% for the three and nine month periods ending September 30, 1999 when compared with prior year periods. For the three month period ending September 30, 1999 the increase is due to an increase in sales and marketing expense of $206,000 or 17% from $1,242,000 to $1,448,000, an increase in general and administrative expense of $385,000 or 46% from $840,000 to $1,225,000 and a decrease in interest expense, net of capitalization, of $63,000 or 90% from $70,000 to $7,000. For the nine month period ending September 30, 1999 the increase in operating expenses is due to an increase in sales and marketing expense of $529,000 or 14% from $3,711,000 to $4,240,000, an increase in general and administrative expense of $555,000 or 21% from $2,617,000 to $3,172,000 and a decrease in interest expense, net of capitalization, of $621,000 or 93% from $669,000 to $48,000. The decrease in interest expense is due to the close out of the Peninsula Community where a profit sharing arrangement provided for development interest to be paid to the lenders on the project. More favorable interest rates on the Company's loan facilities also impacted these costs. Sales and marketing expenses have increased reflecting the Company's advertising campaign and commissions associated with increased sales and closing volume. General and administrative expense has increased primarily due to higher compensation levels reflecting the addition of staff to support greater volume and by additional costs related to new product development.

As a result of the aforementioned factors, the Company posted net income of $941,000 and $1,738,000 for the three and nine month periods ending September 30, 1999 as compared to $606,000 and $1,470,000 for the same periods in 1998, a 55% and 18% increase respectively.

INFORMATION SYSTEMS AND YEAR 2000 ISSUES

The inability of computer software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two digit year is commonly referred to as the Year 2000 compliance issue. Once the year 2000 is here such systems may be unable to accurately process certain date-based information.

The Company has identified all significant applications in its software and equipment that require modification to ensure year 2000 compliance. The Company has completed testing of its internal hardware and has determined that it is compliant with regard to the year 2000 issue. None of the Company's equipment that may contain embedded computer chips is critical to the Company's operations. The Company has contacted all significant vendors and others upon whom it relies to assure that their systems will be converted in a timely fashion. A majority have responded affirming year 2000 compliance. The Company utilizes software to process its management information, which has been developed by an outside vendor. The Company has recently installed the year 2000 compliant upgrade. The Company believes it is year 2000 compliant as of September 30, 1999.

The total costs to the Company of these year 2000 compliance issues is not anticipated to be material, and has not been material to date. All costs to date have been expensed.



Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary market risk facing the Company is interest rate risk on debt obligations. The Company primarily enters into debt obligations to finance the development and acquisition of land, and to support its homebuilding and general corporate operations. The majority of the Company's debt has variable interest rates, which exposes the Company to interest rate risk. The Company's business strategy has been to accept the interest rate risk associated with variable rate debt. The Company does not have fixed rate alternatives at this time for acquisition, development and construction lending. The Company attempts to pass interest rate increases on to its customers when it can, however, there is no assurance that the Company will be able to do so.

Under its current policies, the Company does not use interest rate derivative instruments to manage its exposure to interest rate changes. At September 30, 1999, the Company had variable rate debt outstanding of approximately $26,000,000. The annual projected change in cash requirements for interest at this level of borrowing should the market rates increase or (decrease) by 10% compared to the interest rates in effect at September 30, 1999 would be an increase or (decrease) of approximately $240,000 or ($240,000), respectively.

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

                           None

Item 5.  OTHER INFORMATION

                           None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (b) There were no reports on Form 8-K filed for the nine months ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 THE WRITER CORPORATION
                                                 (Registrant)


Date:    November 11, 1999                       /s/ Daniel J. Nickless
                                                 -------------------------------
                                                 By:  Daniel J. Nickless
                                                 President, Chief Operating and
                                                 Chief Financial Officer