Form 10-K
period 1999-12-31
WRITER CORP
filed 2000-03-30
CIK 108606

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

              [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period From _____ to _____
                              --------------------
                         Commission file number 0-08305.

                             THE WRITER CORPORATION

     Colorado                                                      84-0510478
(State of incorporation)                               (IRS Employer Identification No.)
6061 S. Willow Drive #232, Englewood, Colorado  80111
(303) 779-4100

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

The aggregate market value of The Writer Corporation common shares on March 10, 2000 (based upon the average between the reported bid and asked prices of these shares traded over-the-counter) held by non-affiliates was approximately $10,927,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of March 24, 2000, 7,462,480 shares of The Writer Corporation's $.10 par value common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                     (NONE)

                                     PART I

                                ITEM 1. BUSINESS.



THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS (DENOTED WITH AN ASTERISK (*) AT THE END OF SUCH STATEMENT) THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE SET FORTH IN THIS BUSINESS SECTION AND UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" BELOW.

We are a developer and builder of planned residential communities primarily in the Denver, Colorado area and we have recently expanded into the Northern Colorado area with projects in Ft. Collins and Windsor, Colorado. Our expansion into Northern Colorado provides an opportunity for us to identify more affordable development opportunities in an expanding marketing area. Because of these opportunities, we have assumed an aggressive position relative to our overall land philosophy and current land position. We have purchased 106 acres in Southeast Ft. Collins, the zoning regulations of which require the development of no less than 470 lots. This parcel will allow us to plan and develop a significant community consistent with our historical developments. We are continuously investigating community development opportunities. To fund this growth, we have re-employed our available cash flow and will continue to expand our borrowing relationships.

We have received local and national recognition for the design of our planned residential communities which integrate single family homes and townhomes with extensive greenbelts, bicycle and walking paths, winding streets and family recreation facilities to create a beneficial lifestyle for our residents. From the date of our formation through December 31, 1999, we have closed the sale of 10,308 homes in 35 communities.


                            RESIDENTIAL DEVELOPMENTS

We market our planned residential communities to a broad spectrum of middle and upper middle income buyers. Sales prices for our homes currently range from approximately $159,000 to $398,000.

The following table presents historical data relating to sales of our homes and homes under contract.

Year Ended December 31,                      1999          1998         1997         1996         1995
-----------------------                      ----          ----         ----         ----         ----
Total Revenues From
  Closed Sales (in thousands)(1)           $ 82,061      $ 64,091     $ 44,098     $ 46,284     $ 31,960

Average Sale Price (per home)              $208,158      $219,048     $220,913     $215,274     $194,878

Number of Homes Closed                          383           286          196          215          164
Backlog as of December
  31, (number of homes)                         107           166           73           54           66
Backlog as of December
  31, (in thousands)                    $    24,326      $ 31,653     $ 16,183     $ 11,885      $14,766

(1) 1999, 1998 and 1997 Revenue includes $2,337,000, $1,433,000 and $799,0000 from 33, 27 and 14 finished lot sales and the related water and sewer tap sales, respectively.

Backlog is defined as the number of homes in planning or construction which are under contract but not closed. Backlog contracts are cancelable upon forfeiture of $2,000 to $5,000 deposits or without forfeiture if permanent financing cannot be obtained or other contingencies included in the contract have not been resolved. We expect the majority of the December 31, 1999 backlog to close within 2000.* The backlog at March 23, 2000 was 123 homes, representing $30,618,000 in potential revenue.

Planned Residential Communities

We design each of our planned residential communities to complement existing land characteristics, blending cul-de-sacs with extensive green belts, parks, natural open space and winding streets to create a pleasant environment compatible with its surroundings. Typically our planned communities incorporate one or more recreation facilities such as a clubhouse, swimming pool or tennis courts. We construct model homes to assist in marketing each community, striving for distinctive architecture and interior design. We have built in 35 communities, 26 of which have been completed. We had sales or closing in eleven communities during 1999, some of which have more than one product line, including Greenbrook, Northpark, Lowry, Castle Pines North, Highlands Ranch SummerHill, and Settler's Village (all located in metropolitan Denver), and Water Valley and River West in Windsor, Colorado, and Stetson Creek in Ft. Collins, Colorado.

The following table summarizes information with respect to all of our current residential communities.

                                                                Under Construction
                                                                ------------------                        Current or
                               Year     Units In                                                          Projected
                              Opened    Master     Units      Under     Not Under   Units Not             Base Price
PROJECT                      for Sale    Plan     Closed     Contract   Contract    Started    Models     Range
-------                      --------   --------  ------     --------   --------    ---------  -----      -----------
GREENBROOK (1)
  Townhomes                      1983        212      211           1           0           0       0        $138,000 -
                                                                                                             $141,000

NORTHPARK
  Townhomes (2)                  1984        453      445           8           0           0       0        $176,900 -
                                                                                                             $192,900

LOWRY
  Townhomes                      1998        120       89          27           1           0       3        $200,900 -
                                                                                                             $218,500

CASTLE PINES NORTH
  Single Family
      Royal Hill/Kings           1985        338      338           0           0           0       0
      Crossing
      Noble Ridge                1997        169       98           8          19          41       3        $288,600 -
                                                                                                             $369,900
      Knights Bridge             1985        238      179          12           5          40       2        $244,700 -
                                                                                                             $263,600

 Townhomes
      Canterbury Park            1999         97       15           9          37          33       3        $190,500 -
                                                                                                             $219,000
  Clusters                       2000         30        0           0           0          30       0           to be
                                                                                                           determined
HIGHLANDS RANCH
  Single Family
      SummerHill                 1993        139      139           0           0           0       0        $200,900 -
                                                                                                             $234,050
  Townhomes
      Settler's Village (2)      1995        199      178          21           0           0       0        $163,500 -
                                                                                                             $194,900
      Birkdale                   2000         81        0           0           0          81       0           to be
                                                                                                           determined
  Clusters
      Turnbury                   2000         66        0           0           0          66       0           to be
                                                                                                           determined

                                                                Under Construction
                                                                ------------------                        Current or
                               Year     Units In                                                          Projected
                              Opened    Master     Units      Under     Not Under   Units Not             Base Price
PROJECT                      for Sale    Plan     Closed     Contract   Contract    Started    Models     Range
-------                      --------   --------  ------     --------   --------    ---------  -----      -----------
SUNRISE RIDGE
  Single Family
     Talavera                    2000         50        0           0           9          39       2        $338,900 -
                                                                                                             $398,100
  Townhomes
  Townhomes at Talavera          2000         90        0           0           0          90       0           to be
                                                                                                           determined
TALLYN'S REACH(3)
  Single Family
     Branches                    2000         14        0           0           0          14       0           to be
                                                                                                           determined

RIVER WEST
  Single Family                  1998         49       21           4           7          15       2        $241,000 -
                                                                                                             $313,400
STETSON CREEK
  Single Family (4)              1997         82       31           8           5          36       2        $216,500 -
                                                                                                             $262,600
  Townhomes
     Saddlebrook                 1999        102        0           3          18          78       3        $158,800 -
                                                                                                             $177,000
WATER VALLEY
  Single Family                  1997          6        6           0           0           0       0        $230,000 -
                                                                                                             $262,500

FOSSIL LAKE RANCH(5)
  Single Family                  2000          1        0           0           0           0       1           to be
                                                                                                           determined
REUNION
  Single Family                  2000        317        0           0           0         317       0           to be
                                                                                                           determined

  Duplex                         2000         74        0           0           0          74       0           to be
                                                                                                           determined

  Townhomes                      2000         79        0           0           0          79       0           to be
                                              --        -           -           -          --        -     determined
Total as of
December 31, 1999                          3,006    1,750         101         101        1033      21

-------------------
See footnotes below.

(1)  We re-opened this community in 1997, and it is now complete.

(2) In 1997 three of the models at each community were sold and leased back to us; the leases expired in 2000 and were turned over to the owners.

(3) We hold an option agreement to acquire an additional 72 lots to be purchased in 2000 and 2001.

(4)  We acquired an additional 35 platted but undeveloped lots in 1999.

(5) We hold an option agreement to acquire an additional 21 lots to be purchased in 2000.

Operations

We use our staff, outside consultants and subcontractors as necessary to accomplish all stages of development and sale including acquisition of land, land use planning and development, building design, construction, marketing and sales.

Land Acquisition and Development

We acquire options on land which we intend to develop in order to further explore the suitability of the property. We typically engage outside consultants to verify market expectations. They provide marketing studies which address factors such as product design and pricing, target market location, population growth patterns, and zoning suitability. Our staff prepares preliminary cost estimates, land and site layouts, and obtains environmental and regulatory approvals. The staff also designs preliminary roads, sewers, water, and drainage layouts and other community amenities, in concert with independent engineers.

We currently have an inventory of unplatted land which will be platted into 470 single family sites. In addition, we have land under development sufficient for planned construction activities for the near future. As an additional source of lots for construction, we intend to enter into purchase agreements for developed or partially developed sites.

We design our residential communities to complement the characteristics of the land and the surrounding area to create an appealing environment. Internal staff determines the type and mix of houses suitable for the property, evaluates traffic patterns, designs roadways, recreational areas and greenbelts. Physical development, including paving of streets, grading of home sites and underground installation of utilities, is generally performed by subcontractors under fixed price contracts, which are competitively bid, and supervised by in-house staff.

We are subject to regulation by various state and local authorities, including those administering zoning and land subdivision ordinances. Certain matters require agency approval and the homes we build are subject to inspection by local building departments during construction. We believe that our relationships with the municipalities and agencies having jurisdiction over our properties are excellent. We historically have experienced little difficulty in obtaining the necessary permits for developing our properties. Some local municipalities have attempted to limit growth through allocations of building permits or water and sewer taps. We have not been directly impacted by these measures to date but may be in the future.

Land Acquisition and Development Financing

We acquire development financing through lending relationships with financial institutions or other institutional lenders. Usually these loans require equity contributions which we must provide through our working capital. The loans are repaid by refinancing from related construction loan facilities and/or ultimately by proceeds from sale.

Home Construction

We typically complete construction of our homes in 120 to 150 working days, depending on the complexity of the model. On-site construction is performed by subcontractors and overseen by our project supervisors. Most subcontract work is performed under fixed price contracts, which usually cover both labor and materials. Cost savings are sought through the use of quality standard materials and components, building on contiguous sites, standardization of available options, limiting certain types of options and efficient use of land. We have many long standing relationships with our subcontractors and we believe that these relationships contribute to cost and production efficiencies. We continually consider design innovations in our house plans, most of which were developed internally and refined over the years.

Construction Financing

We obtain the majority of our construction financing under revolving lines of credit with local and national banks. These agreements provide financing for a portion of our lot purchases and substantially all material and outside labor costs incurred in the construction of residences. In addition, loan agreements provide model home financing and allow a specific number of speculative homes to be built. These loans currently bear interest at rates ranging from the prime rate of interest to prime plus 1.0% and are typically renewed annually, at which time loan fees ranging from 0.5% to 1.0% are paid for the loans.

The Company has remaining approximately $57,793,000 available from financing sources for construction financing as of December 31, 1999.

Marketing and Sales

We market our planned residential communities to middle and upper middle income purchasers through internally-employed, on-site, commissioned salespersons.
Many of our sales involve co-operative commission arrangements with an independent real estate broker. We encourage this cooperative activity through various programs aimed at outside real estate professionals who many times have significant influence over buyer decisions. We advertise in the print media, use various types of signage, and maintain model home complexes at our communities to assist sales efforts. Prospective purchasers execute contracts for our homes, making a down payment of $2,000 to $5,000 which is forfeited if the home is not purchased for any reasons other than failure to obtain financing or resolution of other contingencies in the contract.

Customer Financing

We formed a mortgage subsidiary, WRT Financial, Limited Partnership ("WRT"). Buyers receive an incentive to finance their home purchases through WRT. See
ITEM 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. We do not require any specific permanent financing relationship to be used by buyers. Most buyers obtain long term loans with down payments ranging from 5 to 30% of the purchase price.

Working Capital Facilities

We obtain a portion of our working capital through credit facilities from institutional lenders. Currently we have three such facilities having the following terms.

Maximum Principal Amount                    Interest Rate                         Security
------------------------                    -------------                         --------
$1,424,000 (Revolving)                      Prime + 1%                            Portions of Castle Pines
                                                                                  North

$2,000,000 (Revolving)                      Prime                                 Unsecured

$2,500,000 (Revolving)                      Prime + 1.0%                          Unsecured



See ITEM 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Other Factors Influencing Our Business

Most raw materials and other construction materials or products that we use are readily available and are carried by major suppliers. However, periods of high inflation can have a negative impact on our operations. Land prices and housing demand are affected by inflation, which also impacts interest rates. Interest rates are a significant factor that impact the real estate development and home building industry. Rate increases affect construction and financing costs negatively and mortgage rates directly impact the number of purchasers who are willing to buy houses and who qualify for mortgage financing. We compete with other companies in the home building business which may have substantially greater financial resources.

Metro-Denver, Colorado has pockets of soils which can cause damage to home foundations resulting from expansion due to moisture in those soils. We hire soils engineers who advise us with respect to foundation structures designed to control expansion of soils which are discovered as a result of pre-construction testing conducted by such engineers.

We (and other home builders in Colorado) have been the subjects of lawsuits claiming, in addition to costs of repair, damages for mental distress, punitive damages, and treble damages under the Colorado Consumer Protection Act arising out of failure to properly design and construct foundations, to properly disclose hazards due to the existence of expansive soils and to promptly repair damages caused by expansive soils.

We maintain liability insurance which covers design and manufacturing defects in our products. Our Management believes that such insurance is adequate to cover our loss exposure for such defects.

Employees

As of December 31, 1999, we employed 125 full time employees, including 7 in executive positions, 12 in sales and marketing activities, 87 in planning, construction or development activities, 19 in administrative activities, and 5 part-time employees, primarily assisting in sales. We consider our employee relations to be good and none of our employees are unionized.

Merger Discussions

In January 2000, we signed a nonbinding letter of intent under which Writer may merge into a newly created subsidiary of Standard Pacific Corp., a company listed on the New York Stock Exchange under the symbol "SPF." The letter of intent proposes that if we reach agreement with Standard Pacific Corp. and our shareholders approve, shareholders of Writer would receive in either cash or Standard Pacific Corp. common stock or a combination of both, having a value of $3.42 in exchange for each share of Writer common stock. Following the merger we expect that the new subsidiary would operate under the Writer name, but the stock of Writer would not be publicly traded. Not more than sixty percent of the aggregate exchange consideration is proposed to be paid in Standard Pacific Corp.'s stock and not more than fifty percent is proposed to be paid in cash.

Consummation of the proposed merger transaction is subject to many conditions, including negotiation of a definitive acquisition agreement in form satisfactory to both Writer and Standard Pacific Corp., satisfactory completion of Standard Pacific Corp.'s due diligence review of our business and operations, and the approval of two thirds of our stockholders; failure of any one of which could result in the merger not being consummated. Due diligence conducted by Standard Pacific Corp. and further discussion between the parties could result in modification of the proposed terms of the transaction, including, among other things, increased portion of transaction costs and fees being born by Writer's shareholders. Accordingly, there is no assurance that a definitive agreement will be reached on the same or different terms than those contained in the letter of intent or that the merger will take place. If a satisfactory agreement is negotiated with Standard Pacific Corp., we will send proxy materials to our shareholders describing in detail the terms of the proposed merger.

ITEM 2. PROPERTIES.

Our principal offices are in the Atrium Building located at 6061 S. Willow St., Englewood, Colorado. We have leased approximately 14,000 square feet for a five year term ending June 2004 with renewal options. Our Northern Division has its office at 5200 Hahns Peak Drive, Loveland, Colorado. We have leased approximately 1200 square feet for a three year term ending May 2001.

We own various parcels of real estate in metropolitan Denver and Northern Colorado which we hold for development as residential property.

ITEM 3. LEGAL PROCEEDINGS.

We have no material pending legal proceedings other than ordinary routine litigation incidental to our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is traded over-the-counter under the symbol WRTC. The following table presents the "highest bid" and "lowest ask" quotations (as supplied by the National Quotation Bureau, Inc.) and our dividend information. The approximate number of holders of record of our common stock as of March 10, 2000 was 400.


Stock Price and Dividends                         Low           High
                                                  ---           ----

                                          "Bid Price"    "Ask Price"    Dividends Paid
            1999                          -----------    -----------    Per Share
            ----                                                        ---------
            First Quarter                       $1.50          $2.03    None
            Second Quarter                       1.75           2.22    None
            Third Quarter                        1.88           2.35    None
            Fourth Quarter                       1.41           2.06    None

            1998
            First Quarter                       $1.31          $2.25    None
            Second Quarter                       1.88           2.63    None
            Third Quarter                        1.75           2.69    None
            Fourth Quarter                       1.63           2.38    None

ITEM 6. SELECTED FINANCIAL DATA.

The selected financial and other data relating to us set forth below should be read in conjunction with our Consolidated Financial Statements and the notes thereto included elsewhere in this Form 10-K.



Dollar amounts in thousands other than
per share data                                      1999            1998           1997            1996             1995
                                                    ----            ----           ----            ----             ----
Revenues                                         $82,061         $64,091        $44,098         $46,284          $31,960

Income (loss) from continuing
operations (1)                                    $3,652          $2,182         $3,460          $1,301            $(316)

Income (loss) from continuing
operations per share
  Basic                                             $.49            $.29           $.47            $.18            $(.05)
  Diluted                                           $.47            $.29           $.46            $.18            $(.05)

Net income (1)                                                    $2,182         $3,460          $1,301           $1,121
                                                  $3,652

Net income per share (1)
  Basic                                             $.49            $.29           $.47            $.18             $.18
  Diluted                                           $.47            $.29           $.46            $.18             $.18

Weighted average shares
outstanding (Basic)                            7,441,000       7,412,000      7,355,000       7,341,000        6,280,000

Dividends paid per share                             -0-             -0-            -0-             -0-              -0-

Total assets                                                     $44,478        $41,580         $36,650          $41,070
                                                 $59,210

Notes payable                                    $27,495         $17,936        $19,221         $17,241          $22,419

----------------
(1)  Included in 1997 Income is $1,185,000 of non-recurring income.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Our Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1999 follows.

Forward Looking Statements

In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements contained in the following discussion and elsewhere in this report and in any other statements made by or on our behalf whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to the future operations, strategies, financial results, or other developments. In particular, statements using verbs such as, "expected", "anticipate", "believe", or words of similar import generally involve forward looking statements. Without limiting the foregoing, forward looking statements include statements which represent our beliefs concerning future, or projected levels of sales of the our homes, investments in land or other assets, projected absorption rates, or our ability to attract needed financing, or the continued earnings or profitability of our activities. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by or on behalf of us. Whether or not actual results differ materially from forward looking statements may depend on numerous foreseeable and unforeseeable events or developments, some of which may be national in scope, such as general economic conditions and interest rates; some of which may be related to the homebuilding industry generally, such as price, competition, regulatory developments, and industry consolidation; and others of which may relate to us specifically, such as credit availability and the liquidity necessary to provide equity into land acquisition and development transactions and other factors.

Results of Operations

In 1999 we recorded the highest levels of revenue, gross profit, and income from residential operations in the last decade of our history. Total 1999 revenue of $82,061,000 represents a 28% increase over the previous year total. This $17,970,000 increase in revenue was accompanied by a $14,771,000 or 29% increase in cost of sales but resulted in a $15,739,000 total gross profit. Our backlog of homes sold but not yet completed at December 31, 1999 decreased from 166 to 107, a decrease of 36% from December 31, 1998.

This improved performance reflects our continued efforts to maximize the efficiencies in purchasing, construction and development processes. In addition, we have focused on increasing sales prices as high as product acceptance and resulting market demand will prudently support. Our marketing area continues to provide strong demand.

During 1999, we closed 383 units, including 43 from our Northern Colorado Division. The 1999 closings represent a 33.9% increase in unit closings over the prior year, a percent change consistent with revenue growth. However, there was a slight drop in the price from $219,000 in 1998 to $208,000 in 1999. In 1997 the average sales price was $220,900.

We continued our trend of product mix weighting toward attached single family, as illustrated in the table below.


Closings                                            Townhomes       Single Family       Cluster Homes         Total
--------                                            ---------       -------------       -------------         -----
                                                                                                              <C
Year ended December 31, 1999                              264                 119                  --           383

Year ended December 31, 1998                              149                 115                  22           286

Year ended December 31, 1997                               84                  98                  14           196

Our only cluster home project, the Peninsula, was completed in 1998.

Our gross profit of $15,739,000 is a $3,199,000 or 25.5% increase over 1998 results, and a 47.0% increase over 1997. As a percentage of sales, our gross profit was 19.2% in 1999, 19.6% in 1998, and 18.9% in 1997.

As a percentage of revenues, all of our expenses improved over the previous year. We have focused on maximizing our economies of scale and controlling expenses as revenue increased. This successful effort reflects the stability of our fixed costs, notwithstanding our revenue growth which increased variable costs, particularly those associated with sales and marketing.

Sales and marketing costs increased in 1999 by $622,000 or 12.2%; however, as a percentage of revenue, the costs decreased to 7.0% versus 8.0% in 1998. These costs for the current year are also less than levels in 1997 when 8.4% of revenue was expended on these activities. Sales commissions are a significant portion of these costs.

General and administrative costs increased by $1,016,000 in 1999 and were 5.8% of revenue versus 5.8% in 1998 and 6.1% in 1997. The dollar increase in 1999 reflects more aggressive compensation programs necessitated by market pressure on salaries and incentive programs for qualified industry personnel. In addition, we increased expenditures on architectural and engineering consultants commensurate with new product development. We also incurred rental charges for office space in 1999, 1998 and the last half of 1997. Previously, occupancy cost was recorded as interest on debt service and minor depreciation expense included in general and administrative costs, as we owned our own building until May 1997.

Interest expense as a percentage of revenue improved in 1999 to 0.4% versus 1.4% in 1998 and 1.5% in 1997. This reflects more competitive interest rates which we have obtained from our lenders. Almost all interest is capitalized as a cost of homes under construction and is included in cost of sales when homes are sold. In 1998, we completed our last significant lender related profit sharing interest arrangement which will lower our effective borrowing rate in the future.* We incurred $2,756,000 of interest in 1999 compared to $3,050,000 in 1998 and $2,303,000 1997. Our improved performance has enabled us to repay higher coupon debt, structure more favorable credit facilities and borrow less over the last three years.

As a result of these items and the increased revenues discussed above, our income from residential operations grew to $4,913,000, a 75.4% increase from 1998 income from residential operations of $2,801,000. This follows a 112.4% increase in 1998 from 1997. Interest and other income of $198,000 in 1999 is consistent with $211,000 in 1998.

In 1997, we reported $1,240,000 of interest and other income which included three non-recurring transactions. A sale of our office property and retirement of related debt resulted in a gain of $648,000 and two refunds from protests and litigation of impact fees and property taxes resulted in income of $537,000.

Due to the improved results discussed above, we recorded an increase in income before tax of $5,111,000 versus $3,012,000 in 1998 and $2,559,000 in 1997.

In previous years, we recorded expenses via valuation reserves to properly reflect the fair market value of our holdings. During 1999, a portion of these previously recorded deductions was used to offset taxable income because some of the underlying property was sold to third parties through normal operations. This reduced our recorded tax liability in 1999 and increased the deferred tax asset to $1,410,000 at December 31, 1999. The income tax expense was calculated at statutory rates, reflecting the impact of the deferred asset.

All of the factors discussed above resulted in net income of $3,652,000, net of $1,459,000 of tax expense for 1999 versus net income of $2,182,000 net of a tax expense of $830,000 in 1998. Net income in 1997 was $3,460,000, net of a tax benefit of $901,000.

Financial Condition

At December 31, 1999, we had 202 homes under construction ranging from foundation stage to final completion as compared to 188 at December 31, 1998. The higher inventory levels are predicated on market conditions, low mortgage rates, and our sales growth. We received 324 new orders in 1999, which was a 55 unit decrease from 1998's total of 379, but a 50.7% increase over 1997 results of 215. The decrease in 1999 is partly attributable to a winddown and/or completion of several projects, including Greenbrook, Lowry, Settler's Village, Northpark and Water Valley. We have several new projects in various stages of entitlement or development scheduled to open in 2000. See discussion below. Since year end the backlog has grown an additional 16 units to 123 units at March 23, 2000.. Our backlog expressed in projected sales revenue at March 23, 2000 grew by $6,292,000 to over $30,618,000 from $24,326,000 at December 31,
1999. This backlog provides a foundation for strong results in 2000, but is tempered by extended construction time caused by the tight labor market in our marketing areas.* This lack of available labor continues to pressure construction schedules and increase construction costs. Because of market demand, our management currently believes that more in process inventory could translate to greater market share by providing more available and more timely deliveries to home buyers who desire shorter closing dates from initial contract execution and continues to press this growth.* Because of this, we continue to quickly re-employ our resources back into production.

Work In Process Inventory

At December 31, 1999 and 1998, our work in process included a mix as follows.


Year Ended Dec. 31             Presold                      Speculative                 Total
------------------             -------                      -----------                 -----
1999                           107                          101                         208

1998                           166                          53                          219


Our inventory of homes under construction increased by $5,717,000 or 32.4%. In 1999 and 1998, 6 and 31 inventory presold units respectively, were in the permitting or engineering process at year end and, therefore, carried small balances. The average inventory amount per unit (net of units in the permitting or engineering process) is $115,589 and $93,787 at December 31, 1999 and December 31, 1998. This average increase of $21,802 per inventory unit is primarily responsible for the inventory increase. In addition, we are consciously increasing inventory at our existing projects in an attempt to mitigate the impact of the timing of new project starts versus the aforementioned project winddowns (net of units in the permitting or engineering process).

Model homes and furnishings increased by $570,000 during 1999, which reflects a 13.6% increase in the carrying value of these assets. During the year we opened three model homes at Canterbury Park in Castle Pines North. This marketing investment will grow in 2000. * In the Northern division three new models opened in February 2000 at Saddlebrook in Stetson Creek and one detached single family model in Fossil Lake Ranch is under construction, which is expected to open in May 2000. * In the Denver division two detached single family models opened in February 2000 at Talavera in Sunrise Ridge, a new project in Arvada, Colorado (north metro-Denver). At Tallyn's Reach in Aurora, Colorado three detached single family models are under construction as of January 2000. We are processing plans for models in the following communities, all of which are expected to open in 2000: *



Division                  Community                             Type                       Number
--------                  ---------                             ----                       ------
Denver                    Castle Pines North                    Cluster                    One

Denver                    Highlands Ranch Golf Course           Cluster                    Two

Denver                    Highlands Ranch Golf Course           Townhouse                  Three

Denver                    Talavera at Sunrise Ridge             Townhouse                  Three

Denver                    Legacy Ridge                          Detached                   Two

Northern                  Reunion                               Clusters                   Two

Northern                  Reunion                               Detached                   Seven


During 1999 14 models were shut down and moved into "for sale" status. Of those 14 models six were in an active sale and lease back transactions as of December 31, 1999. During January and February 2000 the leases were concluded and the units were turned over to the owners.

Our investment in land and land development increased by $2,643,000, or 17.4% over the prior year end balance. During the year we continued development at Settler's Village, Greenbrook, Northpark, Lowry and Canterbury Part at Castle Pines North. In addition, we began development at Sunrise Ridge for both single family detached homes and townhomes. Also, 20 lots in Noble Ridge and 52 lots in Knights Bridge both at Castle Pines North were developed this year. We purchased and began development of 102 townhouse lots for Saddlebrook and 35 single family detached lots both in the Stetson Creek project. We have purchased 14 finished lots at Tallyn's Reach as part of an 86 lot option contract and two platted parcels at The Highlands Ranch Golf Course that will be developed into 81 townhouse and 66 cluster lots during 2000.* These expenditures less the cost of lots transferred to production account for the net increase.

Our unplatted land account holds one parcel of approximately 106 acres of ground in Ft. Collins, Colorado. We have platted the site into 470 single family lots and are finalizing development agreements. We are also finalizing the planning and engineering process for the product lines to be marketed at this traditional neighborhood development.

Our office property and equipment decreased by $93,000, or approximately 15.6% from the previous year. Purchases of $181,000 reflect the set up of the new sales office at Canterbury Park at Castle Pines North and the ongoing need to upgrade computer equipment.

Our cash, cash equivalents, and restricted cash increased $1,663,000 during the year from the December 31, 1998 balance. The increases related primarily to the relatively high level of closings which we had in December 1999. The increase in accounts payable and accrued expenses was caused primarily by the estimated accrual of expenses related to the completion of inventory closed in December, for which bills had not been received at year end, and to overall increased activity.

The carrying value of our deferred tax asset was adjusted to $1,410,000 during 1999. A significant portion of our deferred tax asset represents temporary differences between deductions for financial reporting and tax reporting, primarily from land basis differences. As of December 31, 1999 our valuation allowance was eliminated because we believe it is more likely than not to be realized.*

Our notes payable related to construction activities increased $3,099,000, or 21.8% and such increase is consistent with the increased homes under construction inventory levels. Overall committed construction loan amounts are higher than last year and will generate larger balances as many of the commitments are for inventory which had not been started at year end.* We finance virtually all of our construction activities through our loan facilities. Our loan facilities generally require annual commitment fees of up to 1.0% and accrue interest at prime to prime plus 1.0%. Certain facilities also allow us to select a rate indexed on the LIBOR rate.

Our notes payable related to land debt increased by $4,540,000, or approximately 162.5% during 1999. This increase is reflective of our efforts to secure land for future building. (See discussion at Recent Acquisitions below).

Our other notes payable account increased $1,920,000 during the year as revolving lines of credit were used to finance the purchase of unplatted land. Once the underlying parcel is platted, the existing debt will be replaced with a traditional acquisition and development loan.* At December 31, 1999, we had remaining $900,000 from our unsecured convertible debt offering which was entered into in 1993; this debt was paid off in February 2000. See ITEM 13, CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We issued 29,900 shares of stock during the year pursuant to exercises of stock option grants previously made to employees.

Liquidity and Capital Resources

During 1999, we used $7,787,000 of cash in operating activities, primarily to increase inventory. Cash provided by operating activities includes $1,494,000 related to increases in trade payables. In addition, $9,559,000 of debt was added in 1999. We also upgraded computer facilities and other office equipment with $181,000 of expenditures during the year. These results are consistent with management's objective of re-employing all available working capital into operations.

With the sustained, improved operating performance that we have shown, our relationships with our lenders have continued to solidify. This has provided us with more financing opportunities to leverage our cash and has provided greater opportunities to negotiate more favorable rates and terms. We have also attracted lenders who will provide working capital facilities to supplement our liquidity and capital resources generated by operations.

We intend to use these working capital facilities for some or all of our equity investment in new project acquisition and development.* The facilities have available commitments of $4,424,000 at December 31, 1998, with $1,948,000 outstanding at year end. The available commitment has been raised to $5,924,000 as of March 2000. These funds may not provide all of the necessary equity which traditional lending relationships will require for leveraged financing of acquisition and development costs of projects. Therefore, we expect to continue to re-employ our working capital generated from operations to support growth and or debt retirement.*

We have offered profit or revenue participation to land sellers as part of the acquisition price negotiation. Because of strong buyer demand for improved and undeveloped land, many sellers in our market area are demanding profit participation and requesting more stringent purchase terms; which include cash at closing, closings prior to full entitlement, specific performance contracts, and shorter due diligence periods. We weigh all of these risk factors against perceived opportunity as new projects are analyzed. Notwithstanding these factors, land acquisition costs and risk continue to increase because of demand generated by competing builders.

Recent Acquisitions

We have executed sales contracts for all of our homes in our Northpark, Settler's Village, Summerhill, Greenbrook and Park Square communities. All of the contracts will close in the first two quarters of 2000. We have been actively seeking replacement opportunities and to that end have recently completed ten land acquisitions.

In December 1998, we purchased a 140 unit single family parcel in Arvada, Colorado. The sites were zoned and platted. We recently completed a re-platting of a portion for our townhome product. Financing was provided by a $1,500,000 unsecured line of credit. In April 1999, $500,000 of the line was repaid and the same lender provided a $3,650,000 development facility. In October 1999, the balance of the unsecured line of credit was repaid. Construction financing for the single family detached models and the first phase of construction has been provided by the same lender and construction has commenced. Construction financing for the townhouse models and the first phase of construction was provided by the same lender in February 2000.

In January 1999, we purchased a 102 unit single family attached parcel in Ft. Collins, Colorado. This is a continuation of our Stetson Creek project. Financing was provided through an existing $15,000,000 acquisition, development and construction facility. Platting was completed in May 1999 and development, sales and construction are in progress.

In July 1999, we closed on our purchase of 106 acres in Ft. Collins, which is in the final stage of being entitled under the Ft. Collins City Plan. The site is planned for approximately 470 single family units with three single family detached products and two attached products. Financing was provided from working capital and the use of an unsecured working capital line. We are in the process of finalizing the acquisition, development and construction financing to repay the working capital line.

In December 1999, we closed on our purchase of two luxury attached lifestyle communities in Highlands Ranch, Colorado planned for 81 and 66 units. We have secured acquisition, development and construction financing through one of our existing lending relationships.

We have executed a contract for a 39 acre parcel in Castle Rock, Colorado. The parcel is zoned for approximately 180 units, but must be platted through the city of Castle Rock. We are planning the area for both single family attached and detached. The contract calls for a three phase take down beginning at final plat, and annually thereafter.

In July 1999, we executed a purchase agreement to acquire 86 finished single family sites in south Aurora, Colorado. The sites are part of a 2,400 lot master planned community currently under development. The lots will be acquired over a two year period, on a quarterly basis, beginning in December 1999.*

In June 1999, we contracted to purchase approximately 63 acres in three parcels of partially developed land located in the City of Westminster, Colorado. We are currently platting phase one of the site and anticipate development of 45 lots for a newly designed single family product. The agreement provides for a three phase take down beginning at final plat approval, but in no event later than May 1, 2000. We are analyzing the second, third, and fourth parcels to determine the final product mix for those areas.

In August 1999, we acquired 35 platted single family lots in Ft. Collins, Colorado. This is a continuation of our Stetson Creek project. Acquisition financing was provided by the seller. Development and construction financing will be through an existing $25,000,000 loan facility.

In August 1999, we executed a purchase agreement to acquire 22 developed single family lots in Ft. Collins, Colorado. The lots will be acquired over the next year,* and are currently being developed by the seller.

In October 1999, we executed an agreement which secures the right to acquire 14 acres in Loveland, Colorado. Under the agreement, we will be responsible to plat the site so that no less than 126 townhomes can be built. No closing is anticipated until the final plat is approved. We are currently in a due diligence period, and have begun the entitlement process, but no assurance can be provided that this transaction will close.

Both executed and potential acquisitions will require equity investments, which our management expects to obtain from working capital generation and through additional borrowing from our working capital facilities. The balance will be financed through traditional lending relationships.*

New Joint Venture

In June 1999, we entered into a joint venture agreement to form a mortgage subsidiary, WRT Financial, Limited Partnership (WRT) with an affiliate of a Houston, Texas based bank holding company with assets of over $1,000,000,000. We provided $40,000 for estimated start up costs.

We are a limited partner, and own fifty percent of the limited partnership. The holding company affiliate is the general partner and manages the day to day operations through a locally staffed office. WRT sub-leases approximately 2,200 square feet from us adjacent to our primary office.

WRT is a full service mortgage brokerage operation and will fund loans with a warehouse financing facility provided by the holding company affiliate. All loans closed will simultaneously be sold into the secondary markets, primarily through the holding company affiliate's mortgage banking operation. Under this process, WRT will not be exposed to interest rate risks.*

WRT will provide a variety of mortgage products to our home buyers. Our buyers will receive an incentive to finance their home purchase with WRT. WRT's primary marketing goal is to enhance customer satisfaction by facilitating the mortgage process, in addition to profit generation.*

Merger Discussions

We are discussing a potential merger of Writer into a newly created subsidiary of Standard Pacific Corporation, a company listed on the New York Stock Exchange. See ITEM 1. BUSINESS, Merger Discussions.


ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary risk facing us is interest rate risk on debt obligations.* We enter into debt obligations primarily to finance the development and acquisition of land, and to support our homebuilding and general corporate operations. All of our debt has variable interest rates, which exposes us to interest rate risk. Our business strategy has been to accept the interest rate risk associated with variable rate debt which allows us to participate in the increased earnings and cash flows associated with decreases in interest rates.

Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes.

At December 31, 1999 and 1998, we had variable rate debt outstanding of approximately $27,000,000 and $17,000,000 respectively. The annual increase (decrease) in cash requirements for interest at this level of borrowing should the market rates increase (decrease) by 10% compared to the interest rates in effect at December 31, 1999 and 1998 would be approximately $270,000 ($270,000) and $132,000 ($132,000) respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are included on pages F-1 through F-14

                                    PART III


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors


Name, Age, and Other                             Period Served as Director and Business
Positions, if any, with Registrant               Experience During Past 5 Years
----------------------------------               ------------------------------
George S. Writer, Jr., 64                        Chief Executive Officer, Chairman of the
Chief Executive Officer,                         Board.
Chairman of the Board of Directors

Roland Seidler, Jr.(1), 71                       Elected a  director  in 1971.  Mr.  Seidler is
                                                 the  Chairman and Chief  Executive  Officer of
                                                 The  Seidler  Companies  Incorporated,  a  Los
                                                 Angeles based  investment  banking  firm.  Mr.
                                                 Seidler  also  is a  member  of the  Board  of
                                                 Directors for Mellon Financial Group West.

Ronald S. Loser(2), 66                           Elected  a  director  in 1973.  Our  Secretary
                                                 since   our   inception.   Mr.   Loser   is  a
                                                 Principal  of Brega & Winters,  P.C., a Denver
                                                 law firm.

Deane J. Writer, Jr., 66                         Elected  a  director  in 1975.  Since  January
                                                 1992,   Mr.   Writer   has  been  an   account
                                                 executive  with  HRH  Insurance,   a  national
                                                 insurance  agency.  Prior  to  that he was the
                                                 owner of The Writer Agency, since 1956.

Louis P. Bansbach, III(3), 59                    Elected a director  in 1989.  Mr.  Bansbach is
                                                 President of  Columbine  Realty,  Inc.,  and a
                                                 Director of United Bancorp of Wyoming.

Robert G. Tointon(4), 66                         Elected a  director  in 1992.  Mr.  Tointon is
                                                 the President and Chief  Executive  Officer of
                                                 Phelps-Tointon,   Inc.   a   manufacturer   of
                                                 structural   and   architectural    pre-stress
                                                 components,  detention  equipment,  safes, and
                                                 architectural  woodwork.  Mr.  Tointon is also
                                                 a director of New Century Energies.


William J Gillilan III, 53                       Appointed  a director  in 1999.  Mr.  Gillilan
                                                 is   the    former    President    of   Centex
                                                 Corporation.   During   his  24   years   with
                                                 Centex he also  served as  Chairman  of Centex
                                                 Corporation's   real   estate   and   mortgage
                                                 banking  operations.  Currently  he  has  been
                                                 involved  in real  estate  opportunities  both
                                                 as an investor and as an advisor.


Directors Fees and Transactions - In 1996, we adopted a plan by which the outside directors receive an annual retainer fee of $5,000 and a per meeting fee of $750, for either full Board or Executive Committee meetings. These fees were paid in 1999. The Executive Committee includes Directors George S. Writer, Jr., who receives no fees for service, Louis Bansbach, III, Ronald S. Loser, and Robert G. Tointon. This committee meets with our Senior Management during months when a full Board meeting is not convened.

In 1999, 1998 and 1997, Brega and Winters, the law firm in which Ronald S. Loser is a principal, was paid attorney fees. Additionally, insurance is placed with a company with which Mr. Deane J. Writer, Jr. is employed and receives a commission. We place substantially all of our insurance coverage through this agency. In the opinion of management, the amounts charged in these transactions are less than or comparable to charges which would have been made by unaffiliated parties. Deane J. Writer, Jr. is a first cousin of George S. Writer, Jr.

Executive Officers - Set forth below are the names, ages and offices held by each of the our executive officers.

Name and Age                                           Positions   Held  and  Business   Experience
------------                                           During Past 5 Years
                                                       -------------------
George S. Writer, Jr., 64                              Chief  Executive  Officer,   Chairman  of  our
                                                       Board of Directors since 1964.

Daniel J. Nickless, 44                                 President  since  April 1999.  Executive  Vice
                                                       President,   Chief  Operating  Officer,  Chief
                                                       Financial  Officer and  Treasurer  since April
                                                       1998.    Senior    Vice    President,    Chief
                                                       Financial  Officer  and  Treasurer  since June
                                                       1994.  Mr.  Nickless  served as Vice President
                                                       of  Finance  and  Treasurer  from July 1993 to
                                                       June  1994,  and  Vice  President   Controller
                                                       since November 1989.  Mr.  Nickless  joined us
                                                       as Controller in February 1989.

Robert R. Reid, 51                                     Senior   Vice   President   Operations   since
                                                       August  1992.  Mr.  Reid has been  employed by
                                                       us   since    1977   and    served   as   Vice
                                                       President-Construction,                   Vice
                                                       President-Southwest    Region,    Construction
                                                       Manager  and  Project  Manager  prior  to  his
                                                       present position.


Dave Steinke, 44                                       Senior  Vice  President  since  October  1998.
                                                       From  October  1996 to October  1998 he served
                                                       as   Executive   Vice   President   for  Miles
                                                       Advertising.   From   November  1989  to  June
                                                       1996  he  was  Vice  President  of  Sales  and
                                                       Marketing for Falcon Homes.

Richard M. Wells, 42                                   Vice  President  and  Controller   since  June
                                                       1998.  From  April  1996 to May 1998 he served
                                                       as  Assistant  Controller - Finance for Natkin
                                                       Contracting,     a     national     mechanical
                                                       contractor.  From July  1995 to March  1996 he
                                                       served,   in   a   temporary   capacity,    as
                                                       Controller for Encore Media  International,  a
                                                       division  of TCI  providing  cable  television
                                                       programming  internationally.   From  December
                                                       1993 to  June  1995 he  served  as  Controller
                                                       for Fiber  Optic  Technologies,  a division of
                                                       ICG   Communications   providing   design  and
                                                       installation of communication networks.

Darwin Horan(5), 35                                      Vice  President;   Northern  Division  Manager
                                                       since  January,  1998.  Mr.  Horan also serves
                                                       as  Vice  President  of Land  Acquisition  and
                                                       Development   and  has  been  employed  by  us
                                                       since  1986  in  several   capacities  in  our
                                                       construction,   warranty  and   service,   and
                                                       development  departments.   Mr.  Horan  served
                                                       as  our  Development   Manager,   since  1994,
                                                       prior to his present position.

Nancy Ashley, 56                                       Vice   President   of  Sales  since   January,
                                                       1998.  Ms. Ashley  joined us in June,  1997 as
                                                       Sales  Manager.  From  November 1994 to April,
                                                       1997 she  served  as  Director  of  Sales  and
                                                       Marketing  for Carmel  Homes,  a local  Denver
                                                       builder.  From 1992 to 1994,  Ms.  Ashley  was
                                                       employed  by  Centex   Homes  as  a  community
                                                       sales manager.


Other than as disclosed below, we are not aware of any officer, director or holder of 10% or more of our securities who has failed to comply with the reporting requirements under Section 16, of the Securities Exchange Act of 1934.

Section 16(a) Beneficial Ownership Reporting Compliance

(1)    Mr. Seidler filed one late Form 4 report representing one transaction.
(2)    Mr. Loser filed one late Form 4 report representing one transaction.
(3)    Mr. Bansbach filed one late Form 4 report representing one transaction.
(4)    Mr. Tointon filed four late Form 4 reports representing six transactions.
(5)    Mr. Horan filed one late Form 4 report representing one transaction.

ITEM 11. EXECUTIVE COMPENSATION.

The information in the following table is given for our Chief Executive Officer and the four other Executive Officers whose total compensation and remuneration from the corporation was more than $100,000 during each of the three years ended December 31, 1999.

SUMMARY COMPENSATION TABLE
Annual Compensation

Name and Principal                                                             Other Annual
     Position                       Year         Salary         Bonus          Compensation(1)
------------------                  ----         ------         -----          ---------------
George S. Writer, Jr.               1999       $169,208       $22,628          $  38,485
Chief Executive Officer             1998      $ 159,412       $60,000          $ 141,297
                                    1997      $ 139,800           -0-          $ 223,465

Daniel J. Nickless                  1999       $138,551       $34,312          $   6,102
President, Chief                    1998       $118,583       $18,556          $   4,881
Operating Officer,                  1997      $  89,800       $15,113          $   3,792
Chief Financial Officer
and Treasurer

Robert R. Reid                      1999       $128,100       $29,784          $  10,518
Sr. Vice President of               1998       $107,718       $18,758          $  22,574
Operations                          1997      $  94,800       $15,125          $  28,702

Nancy Ashley                        1999      $  74,800       $59,382          $   2,781
Vice President of Sales             1998      $  74,800       $91,696          $     960

David Steinke                       1999       $128,100      $  6,788          $       0
Sr. Vice President

-------------------------
(1) Amounts disclosed represent earnings and contributions on the individual vested portion of our qualified profit sharing retirement plan account balances during the years presented.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

As of March 10, 2000, to our knowledge, the following persons owned beneficially and of record more than 5 percent of the Company's common stock:

                           Name and Address of         Amount and Nature of       Percent
Title of Class             Beneficial Owner            Beneficial Ownership       of Class
--------------             ----------------            --------------------       --------
Common Stock               George S. Writer, Jr.(1)               1,490,306         19.97%
                           Littleton, Colorado

Common Stock               Phelps-Tointon, Inc.(2)                1,399,166         18.75%
                           Greeley, Colorado

Common Stock               Polaris Capital Corporation              389,500          5.22%
                           Denver, Colorado

-------------------------
(1)  A control person.
(2) Phelps-Tointon, Inc. is a company which is partly owned by Robert G. Tointon, one of our directors. The shares listed include shares owned directly by Mr. Tointon.

Security Ownership of Management - The following information indicates our common stock beneficially owned, directly or indirectly, by our directors and executive officers as of March 10, 2000.

                                                 Amount and Nature of      Percent
                               Title of Class    Beneficiary Ownership     of Class
                               --------------    ---------------------     --------
George S. Writer, Jr.          Common Stock                 1,490,306        19.97%
Robert G. Tointon              Common Stock                 1,399,166(1)     18.75%
Roland Seidler, Jr.            Common Stock                   300,474(2)      4.03%
Deane J. Writer, Jr.           Common Stock                   209,000         2.80%
William J Gillilan, III        Common Stock                   170,000         2.28%
Louis P. Bansbach, III         Common Stock                   129,524         1.74%
Daniel J. Nickless             Common Stock                    28,280           (3)
Robert R. Reid                 Common Stock                    25,500           (3)
Ronald S. Loser                Common Stock                    39,900           (3)
Darwin Horan                   Common Stock                     7,500           (3)
Richard M. Wells               Common Stock                     1,000           (3)
Dave Steinke                   Common Stock                       500           (3)

All Directors &
Officers as a group (12)       Common Stock                 3,801,150        50.94%

-------------------------
(1) Reflects shares held by Phelps-Tointon, Inc., of which Mr. Tointon is the President and part owner.
(2) Does not include shares in varying amounts owned as a market maker by a broker-dealer with which Mr. Seidler is affiliated.
(3)  Less than 1% of shares outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The following information is furnished with respect to certain transactions in which the amount involved exceeded $60,000 and which involved an officer, director, beneficial holder of more than five percent of our voting stock or a person or entity affiliated with such persons.

Transactions With Affiliates of Directors

Brega and Winters, the law firm in which Ronald S. Loser (a director) is a principal, was paid attorney's fees that do not exceed five percent of Brega and Winters gross revenue for their last fiscal year.

H.R.H. Insurance Company, the insurance agency that employs Deane J. Writer, Jr., (a director) was paid insurance premiums of $257,329 during 1999.

Certain officers and directors, directly and indirectly, provided financial assistance to us in several transactions through December 31, 1999 as set forth below.


          Subdivision Loan Participations

          On January 14, 1992 we executed a loan agreement with a real estate investment trust under which $1,500,000 was committed to us for development of our Northpark project. George S. Writer, Jr. and Roland Seidler, Jr. participated in this transaction by advancing 20% of the committed funds and have received 20% of the loan payments, including 20% of a $1,600 per Northpark lot additional interest payment. Principal and interest on principal of this loan was repaid as of December 31, 1997. The $1,600 per lot additional interest payment continues through the balance of the project. During 1999 we paid $12,800 under this agreement to the directors.

          Peninsula Acquisition and Development Financing

          On August 12, 1992, we acquired 22 acres of vacant ground from our Chairman and Chief Executive Officer George S. Writer, Jr. The land was transferred at Mr. Writer's out-of-pocket cost. The acquisition was financed by a loan from several of our affiliates. Principal and interest on principal related to this facility was fully repaid at December 31, 1997. The loan agreement entitles the lenders to an additional interest payment equal to 50% of the net profit from the project, which we continued to pay throughout 1998. The project was completed in 1998 and $28,000 remains owed to the lending group. Certain wind down expenses have been incurred in 1999 and will continue in 2000, which will offset most if not all of the remaining profit sharing accrued at year end. During 1999 we paid nothing under this agreement to the directors.

          Series 1993 A Convertible Unsecured Promissory Notes

          As of December 31, 1999, we had outstanding unsecured convertible debt of $900,000. The total debt is held by Phelps-Tointon, Inc. in the amount of $500,000; George S. Writer, Jr. in the amount of $312,500; Roland Seidler, Jr., in the amount of $87,500. We paid off this debt in February 2000 in full.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

Financial Statements.

         Our consolidated financial statements are included in Part II, Item 8.

The Writer Corporation and Subsidiaries Consolidated Financial Statements:

                                                                                                       Page
                                                                                                       ----
Independent Auditors' Report ..........................................................................F-1
Consolidated Balance Sheets as of December 31, 1999 and 1998...........................................F-2
Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997...........................................................................................F-4
Consolidated Statements of Stockholders' Equity for the years ended December 31,
    1999, 1998 and 1997................................................................................F-5
Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997...........................................................................................F-6
Notes to Consolidated Financial Statements.............................................................F-7

Reports on Form 8-K.  None

Exhibits Required by Item 601 of Regulation S-K.

                                  EXHIBIT TABLE

(27) Financial Data Schedule.  See below.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of The Writer Corporation:

We have audited the accompanying consolidated balance sheets of The Writer Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Writer Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.



DELOITTE & TOUCHE LLP

Denver, Colorado
February 25, 2000

THE WRITER CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998
-------------------------------------------------------------------------------

ASSETS                                                                                   1999              1998
RESIDENTIAL REAL ESTATE HELD FOR SALE, NET
  (Note 1):
  Homes under construction                                                              $23,349,000        $17,632,000
  Model homes and furnishings, less accumulated depreciation
    of $791,000 and $511,000                                                              4,760,000          4,190,000
  Land and land development                                                              17,859,000         15,216,000
  Unplatted land                                                                          3,897,000            817,000
                                                                                        -----------        -----------
        Total                                                                            49,865,000         37,855,000
                                                                                        -----------        ----------
OFFICE PROPERTY AND EQUIPMENT, less accumulated
  depreciation of $845,000 and $586,000                                                     504,000            597,000
                                                                                        -----------        -----------
OTHER ASSETS:
  Cash and cash equivalents                                                               4,996,000          3,363,000
  Restricted cash                                                                           589,000            541,000
  Accounts receivable                                                                       296,000            374,000
  Other                                                                                   1,550,000            582,000
  Deferred tax asset (Note 3)                                                             1,410,000          1,166,000
                                                                                        -----------        -----------
        Total                                                                             8,841,000          6,026,000
                                                                                       ============        ===========
TOTAL                                                                                   $59,210,000        $44,478,000
                                                                                       ============        ===========

See notes to consolidated financial statements.                      (Continued)

THE WRITER CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998
-------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY                                                     1999               1998

LIABILITIES:
  Notes payable (Note 2):
    Construction, including $0 and $128,000 to related parties                           $17,314,000       $14,215,000
    Land                                                                                   7,333,000         2,793,000
    Other, including $900,000 and $900,000 to related parties                             2,848,000            928,000
                                                                                         -----------       -----------
        Total                                                                             27,495,000        17,936,000
                                                                                         -----------       -----------
OTHER LIABILITIES:
  Accounts payable and accrued expenses                                                    8,179,000         6,716,000
  Accrued interest                                                                           208,000           177,000
                                                                                         -----------       -----------
        Total                                                                              8,387,000         6,893,000
                                                                                         -----------       -----------
COMMITMENTS AND CONTINGENCIES (Notes 2 and 6)

STOCKHOLDERS' EQUITY (Notes 2 and 4):
  Common stock, $.10 par value; 10,000,000 shares authorized;
    7,462,500 and 7,432,600 shares issued and outstanding                                    746,000           743,000
  Additional paid-in capital                                                              12,454,000        12,430,000
  Retained earnings                                                                       10,128,000         6,476,000
                                                                                         -----------       -----------
        Stockholders' equity                                                              23,328,000        19,649,000
                                                                                         -----------       -----------
  TOTAL                                                                                  $59,210,000       $44,478,000
                                                                                        ============       ===========

See notes to consolidated financial statements.                     (Concluded)

THE WRITER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
-------------------------------------------------------------------------------

                                                                        1999                1998              1997
RESIDENTIAL OPERATIONS:
  Revenues                                                           $82,061,000         $64,091,000       $44,098,000
                                                                     ------------        -----------       -----------
  Costs and expenses:
    Cost of sales                                                     66,322,000          51,551,000        35,761,000
    Sales and marketing                                                5,743,000           5,121,000         3,703,000
    General and administrative                                         4,735,000           3,719,000         2,675,000
    Interest (Note 2)                                                    348,000             899,000           640,000
                                                                     -----------         -----------       -----------
        Total                                                         77,148,000          61,290,000        42,779,000
                                                                     -----------         -----------       -----------
        Income from residential operations                             4,913,000           2,801,000         1,319,000

INTEREST AND OTHER INCOME, NET
  (Note 6)                                                               198,000             211,000         1,240,000
                                                                     -----------         -----------       -----------
INCOME BEFORE INCOME TAXES                                             5,111,000           3,012,000         2,559,000
                                                                     -----------         -----------       -----------
INCOME TAX (EXPENSE) BENEFIT (Note 3)                                 (1,459,000)           (830,000)          901,000
                                                                     ------------        -----------       -----------
NET INCOME                                                           $ 3,652,000         $ 2,182,000       $ 3,460,000
                                                                     ===========         ===========       ===========
EARNINGS PER SHARE (Notes 1 and 5):
  Basic                                                                   $ 0.49              $ 0.29            $ 0.47
                                                                          ======             =======            ======
  Diluted                                                                 $ 0.47              $ 0.29            $ 0.46
                                                                          ======             =======            ======
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING:
  Basic                                                                7,441,000           7,412,000         7,355,000
                                                                     ===========         ===========       ===========
  Diluted                                                              7,829,000           7,836,000         7,723,000
                                                                     ===========         ===========       ===========

See notes to consolidated financial statements.

THE WRITER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
-------------------------------------------------------------------------------

                                                                                       ADDITIONAL         RETAINED
                                                             COMMON STOCK               PAID-IN           EARNINGS
                                                       SHARES            AMOUNT         CAPITAL           (DEFICIT)
BALANCE, DECEMBER 31, 1996                            7,354,600         $735,000        $12,352,000          $ 834,000

Net income                                                   -                -                  -           3,460,000
                                                      ---------         --------        -----------        -----------
BALANCE, DECEMBER 31, 1997                            7,354,600          735,000         12,352,000          4,294,000

Issuance of common stock                                 78,000            8,000             78,000                  -

Net income                                                    -                -                  -          2,182,000
                                                      ---------         --------        -----------        -----------
BALANCE, DECEMBER 31, 1998                            7,432,600          743,000         12,430,000          6,476,000

Issuance of common stock                                 29,900            3,000             24,000                  -

Net income                                                    -                -                  -          3,652,000
                                                      ---------         --------        -----------        -----------
BALANCE, DECEMBER 31, 1999                            7,462,500         $746,000        $12,454,000        $10,128,000
                                                     ==========        =========       ============        ===========

See notes to consolidated financial statements.

THE WRITER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
-------------------------------------------------------------------------------

                                                                               1999                1998              1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                $ 3,652,000         $ 2,182,000       $ 3,460,000
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
    Depreciation and amortization                                               657,000             546,000           387,000
    Deferred income taxes                                                      (244,000)             85,000          (901,000)
    Gain on disposal of property and model home furnishings                    ( 15,000)            (25,000)         (546,000)
    Changes in operating assets and liabilities:
      Homes under construction                                               (5,717,000)           (828,000)       (3,920,000)
      Model homes and furnishings                                              (952,000)           (990,000)         (284,000)
      Land and land development                                              (2,643,000)            825,000        (5,349,000)
      Unplatted land                                                         (3,080,000)            (78,000)        5,664,000
      Restricted cash                                                           (48,000)            181,000           (55,000)
      Other assets                                                             (891,000)             66,000          (406,000)
      Accounts payable and accrued expenses                                   1,494,000           1,915,000          (510,000)
                                                                             ----------          ----------         ---------

        Net cash provided by (used in) operating activities                  (7,787,000)          3,879,000        (2,460,000)
                                                                             ----------          ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of office property and equipment                                   (181,000)           (372,000)         (347,000)
  Proceeds from sales of property and equipment                                  15,000              40,000           847,000
                                                                             ----------          ----------          --------
        Net cash provided by (used in) investing activities                    (166,000)           (332,000)          500,000
                                                                             ----------          ----------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                                59,539,000          41,520,000        32,964,000
  Proceeds from notes payable from related parties                                                  236,000         1,135,000
  Principal payments and other reductions on notes payable                  (49,852,000)        (42,569,000)      (28,857,000)
  Principal payments and other reductions on notes payable to related parties  (128,000)           (472,000)       (3,262,000)
  Proceeds from sale of common stock                                             27,000              86,000                 -
                                                                             ----------          ----------          --------

        Net cash provided by (used in) financing activities                   9,586,000          (1,199,000)        1,980,000
                                                                             ----------          ----------          --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          1,633,000           2,348,000            20,000

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                  3,363,000           1,015,000           995,000
                                                                             ----------          ----------          --------

CASH AND CASH EQUIVALENTS, END OF YEAR                                      $ 4,996,000         $ 3,363,000       $ 1,015,000
                                                                            ===========         ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  The Company paid $317,000, $905,000 and $897,000 in interest
    (net of amounts capitalized) and $191,000, $365,000 and $61,000 in income taxes during the years ended December 31, 1999, 1998 and 1997, respectively.

See notes to consolidated financial statements.

THE WRITER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
-------------------------------------------------------------------------------


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

     Inventory that is substantially complete and ready for its intended use is carried at the lower of cost or fair value less costs to sell. Land under development and land held for future development and sale are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. An asset will be identified as impaired if the undiscounted estimated cash flows from development and ultimate sale of such asset is less than its carrying value. If a long-lived asset is identified as impaired, the carrying amount of the asset is reduced to its fair value.

     Office property and equipment and model home furnishings are recorded at cost. Depreciation is provided by the straight-line method over estimated useful lives ranging from two to thirty years. The Company does not depreciate model homes because estimated future sales prices are expected to exceed cost.

     A current or deferred income tax liability or asset is recognized for temporary differences which exist due to the recognition of certain income and expense items for financial reporting purposes in periods different than for tax reporting purposes. The provision for income taxes is based on the amount of current and deferred income taxes payable or refundable at the date of the financial statement as measured by the provisions of current tax laws.

     The Company's cash and cash equivalents consist of demand deposits and money market funds.

     The Company uses the intrinsic value method to account for stock options granted to employees.

     In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (gains and losses) depends on the intended use of the derivative and the resulting designation. The Company is required to adopt SFAS 133 on January 1, 2001. The Company has not completed the process of evaluating the impact that will result from adopting SFAS 133.

     For the periods presented, the Company's comprehensive income, as defined by Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, is equal to its net income.

     Certain items in 1998 and 1997 have been reclassified to conform with the 1999 presentation.

2.   NOTES PAYABLE

     Notes payable for construction related debt obligations at December 31 consist of the following:

                                                                                                      1999               1998
$16,000,000 loan facility with a financial institution, interest at prime rate, interest payable monthly, collateralized by a first deed of trust, due June 1,
 2001.

The loan facility has $14,772,000 unused and available at December 31, 1999.                       $ 1,228,000       $ 4,904,000
 $2,967,000 loan commitment with a financial institution, interest at prime rate plus 0.5%, interest payable monthly, collateralized by a first deed of trust, due June 1, 2000.

The loan facility has $465,000 unused and available at December 31, 1999.                            2,502,000         3,944,000
 $37,000,000 loan facility with a financial institution, interest at prime rate plus 1%, interest payable monthly, collateralized by a deed of trust, due at various dates as follows: March 1, 2000, February 28, 2001, and December 20, 2002.

The loan facility has $30,683,000 unused and available December 31, 1999.                            6,317,000         2,681,000
 $14,250,000 loan facility with a financial institution, interest at the lessor of LIBOR plus 225 basis points or prime, interest payable monthly, collateralized by residential real estate, due April 1, 2001.  The loan facility has $8,494,000 unused and available at
 December 31, 1999.                                                                                  5,756,000         2,558,000

Note payable to a related party for the construction of a home, paid during 1999.                            -           128,000
 $680,000 loan facility with a financial institution, interest at prime rate plus .75%, interest payable monthly, collateralized by deed of trust, due September 22, 2000.

The loan facility has $284,000 unused and available at December 31, 1999.                              396,000                 -
 $4,210,000 loan facility with a financial institution, interest at prime rate plus .75%, interest payable monthly, collateralized  by deed of trust, due October 19, 2000.

The loan facility has $3,095,000 unused and available at December 31, 1999.                          1,115,000                 -
                                                                                                    ----------       -----------
Total                                                                                              $17,314,000       $14,215,000
                                                                                                   ============      ===========

     Notes payable for land and land development related debt obligations at December 31 consist of the following:

                                                                                                      1999            1998
$8,750,000 loan facility with a financial institution, interest at the lower of
 LIBOR plus 225 basis points or prime, interest payable monthly, collateralized by residential real estate, due April 1, 2001. The loan facility has
 $8,061,000 unused and available at December 31, 1999.                                             $  689,000     $ 1,179,000

$3,650,000 loan facility with a financial institution, interest at prime rate plus 1% interest payable monthly, collateralized by deed of trust, due June 1,
 2000. The loan facility  has $2,411,000 unused and available at December 31, 1999.                 1,239,000       1,356,000

Loan with a financial institution, reserved for lot takedowns, paid during 1999.                           -         155,000

Loan with a financial institution reserved for lot takedowns, paid during 1999.                            -          86,000

Loan with a financial institution to refinance an encumbrance, paid during 1999.                           -          17,000

$6,300,000 loan facility with a financial institution, interest at prime rate plus 1%,
 interest payable monthly, collateralized by deed of trust, due June 9, 2002. The loan                                     -
 facility has $3,250,000 unused and available at December 31, 1999.                                 3,050,000              -

$1,020,000 loan facility with a lot developer, interest at 4%, interest payable annually, collateralized by deed of trust, due January 10, 2000.  The loan facility has $0 unused
 and available at December 31, 1999.                                                                1,020,000              -

$4,000,000 loan facility with a financial institution, interest at prime rate, interest payable monthly, collateralized by a deed of trust on the finished lots, due June 1, 2001.
 The loan facility has $2,996,000 unused and available at December 31, 1999.                        1,004,000              -

$331,000 loan facility with a lot developer to finance lot premiums, principal due upon the closing of the sale of the lot or December 27, 2004.  The loan facility has
 $0 unused and available at December 31, 1999.                                                        331,000              -
                                                                                                  -----------    -----------
Total                                                                                             $ 7,333,000    $ 2,793,000
                                                                                                  ===========    ===========


Notes payable for other debt obligations at December 31 consist of the following:


                                                                                                    1999         1998
$900,000 unsecured convertible debt to certain members of the board of directors.  Interest at prime rate plus 3%, payable monthly, convertible into common stock at a rate
 of $3 per share, due October 1, 2000, paid in February 2000.                                       $ 900,000    $ 900,000

Loan with a financial institution, paid during 1999.                                                        -       28,000

$1,424,000 revolving line of credit for working capital, interest at prime plus 1%, interest payable monthly, collateralized by residential real estate, due December 30, 2000.  The
  revolving  line of credit has $1,326,000 unused and available at December 31, 1999.                  98,000            -

$1,850,000 unsecured revolving line of credit, interest at rate of the lesser of LIBOR plus
  225 basis points or prime, interest payable monthly, interest due April 1,
2001.

  The revolving line of credit has $0 unused and available at December 31, 1999.                     1,850,000           -
                                                                                                   -----------    --------
Total                                                                                              $ 2,848,000    $928,000
                                                                                                   ===========    ========

The Company has an unsecured working capital line of credit in the amount of $1,000,000. The line of credit bears interest at prime plus 1% and matures April 1, 2000. No amounts were outstanding under this line of credit at December 31, 1999. 37

     At December 31, 1999, the Company's debt maturity schedule, excluding construction related debt is as follows:


     2000                                            $ 3,257,000
     2001                                              3,874,000
     2002                                              3,050,000
                                                     -----------
     Total                                           $10,181,000
                                                     ===========

     The Company's construction related debt has due dates in 2000; however, principal and interest are generally due upon sale of the respective collateral, which is expected to occur in 2000. Construction related financing arrangements are generally renewed in the ordinary course of business.

     During the years ended December 31, 1999, 1998 and 1997, interest of $2,756,000, $3,050,000, and $2,303,000 was incurred, of which $101,000,
     $648,000 and $578,000 was to related parties. Interest totaling $2,408,000, $2,152,000 and $1,663,000 was capitalized in each of the respective years. Interest paid, net of amounts capitalized, totaled $317,000, $905,000 and $897,000 in 1999, 1998 and 1997, respectively. The weighted average interest rate for the years ended December 31, 1999, 1998 and 1997 was 9.75%, 12.06% and 12.25%, respectively.

     The Company's notes payable and revolving credit facilities bear interest at variable rates based on prime. As a result, the carrying amount of these instruments approximates their fair value.

3.   INCOME TAXES

     The Company computes deferred income taxes based on the difference between the financial statement and income tax bases of assets and liabilities and operating loss and tax credit carryforwards, using enacted tax rates.

     The components of income tax (expense) benefit are as follows for the year ended December 31:

                                                                      1999             1998            1997
Current                                                           $(1,928,000)      $(745,000)      $       -
Deferred                                                              469,000         (85,000)        901,000
                                                                  -----------       ---------       ---------
Tax (expense) benefit                                             $(1,459,000)       $(830,000)     $ 901,000
                                                                  ===========        =========       ========

     Reconciliations of the expected tax at the statutory tax rate to the actual tax (expense) benefit are as follows for the year ended December 31:


                                                                 1999              1998               1997
     Expected tax (expense) benefit at the
     statutory rate                                            $(1,738,000)     $(1,024,000)        (870,000)
     State taxes, net of federal benefit                          (179,000)        (105,000)         (90,000)
     Change in the valuation allowance                             464,000          276,000         1,330,000
     Utilization of NOL carryforwards
      and tax credits                                                    -           45,000          467,000
     Other                                                          (6,000)         (22,000)          64,000
                                                               -----------       ----------        ---------
     Actual tax (expense) benefit                              $(1,459,000)      $ (830,000)       $ 901,000
                                                               ===========      ============       =========

     The tax effects of significant items comprising the Company's net deferred tax asset as of December 31 are as follows:

                                                                                  1999             1998
Deferred tax assets:
  Residential real estate                                                       $1,191,000        $1,710,000
  Warranty reserve                                                                 196,000           233,000
  Other                                                                            227,000           106,000
                                                                                ----------        ----------
                                                                                 1,614,000         2,049,000
                                                                                ----------        ----------
Deferred tax liabilities:
  Capitalized interest                                                            (161,000)         (286,000)
  Depreciation                                                                     (43,000)         (133,000)

                                                                                  (204,000)         (419,000)
  Total                                                                          1,410,000         1,630,000
  Less valuation allowance                                                               -          (464,000)
                                                                                ----------        ----------
Net deferred tax asset                                                          $1,410,000        $1,166,000
                                                                                ==========        ==========

     The net change in the total valuation allowance during the years ended December 31, 1999, 1998 and 1997 was a reduction of $464,000, $276,000 and
     $1,330,000, respectively, as a result of the utilization of tax credits and net operating loss carryforwards and the reevaluation of the expected results of future operations. The amount of the deferred tax assets considered realizable, however, could be decreased in the near term if estimates of future taxable income are changed.

4.   COMMON STOCK

     The Company has stock option plans giving certain officers and employees the right to purchase shares of its common stock at quoted market value at date of grant. At December 31, 1999, 760,000 shares have been reserved under the plans. The plans allow the options to be exercised in four equal annual installments, beginning one year after the date of grant, and have a maximum term of ten years. Changes in options outstanding under the plans for the three years ended December 31, 1999, are as follows:

                                                                                WEIGHTED-AVERAGE         NUMBER OF
                                                                                EXERCISE PRICE            SHARES
Options outstanding, December 31, 1996                                             $ 1.31                 604,140
  Forfeited                                                                          2.50                    (500)
                                                                                                         --------
Options outstanding, December 31, 1997                                               1.30                 603,640
  Granted                                                                            2.22                 228,250
  Forfeited                                                                          1.18                (215,750)
  Exercised                                                                          1.10                 (78,000)
                                                                                                         --------
Options outstanding, December 31, 1998                                               1.77                 538,140
  Forfeited                                                                          1.26                 (12,990)
  Exercised                                                                          0.90                 (29,900)
                                                                                                         --------
Options outstanding, December 31, 1999                                               1.84                 495,250
                                                                                                         ========
Total exercisable at December 31, 1999                                               1.75                 296,563
                                                                                                         ========

     As of December 31, 1999, the 495,250 options outstanding under the plans have exercise prices which range from $.65 to $2.50 and a weighted-average remaining contractual life of 6.12 years.

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). Accordingly, no compensation cost has been recognized for options granted by the Company. Had compensation expense for the options granted been determined based on the fair value at the grant dates, consistent with the provisions of SFAS 123, the Company's net income and net income per share would have been changed to the pro forma amounts indicated below:

                                                                    1999              1998              1997
Net income:
  As reported                                                     $3,652,000       $2,182,000        $3,460,000
  Pro forma                                                        3,652,000        1,985,000         3,460,000

Net income per share - basic:
  As reported                                                         $ 0.49           $ 0.29            $ 0.47
  Pro forma                                                             0.49             0.27              0.47

Net income per share - diluted:
  As reported                                                         $ 0.47           $ 0.29            $ 0.46
  Pro forma                                                             0.47             0.26              0.46

     The fair value of the options for disclosure purposes was estimated on the dates of grant in 1998 using the Black-Scholes Model with the following assumptions:


                                                                                                        1998
Expected dividend yield                                                                                  0 %
Expected price volatility                                                                               42 %
Risk-free interest rate                                                                                4.5 %
Expected life of options                                                                             4 years

5.    EARNINGS PER SHARE

      Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per share includes the effects of convertible debt described in Note 2 and includes the potential dilution that could occur upon the exercise of the stock options described in Note 4, computed using the treasury stock method, which assumes that the increase in the number of shares is reduced by the number of shares which could have been repurchased by the Company with the proceeds from the exercise of the options (which were assumed to have been made at the average market price of the common shares during the reporting period).

     The following table reconciles the income and share amount used in the calculation of net income per share.


                                                                                                              NET
                                                                        NET                                  INCOME
                                                                       INCOME                SHARES         PER SHARE
For the year ended December 31, 1999:
  Basic                                                               $3,652,000           7,441,000            $ 0.49
  Effect of options                                                                           88,000
  Effect of convertible debt                                              62,000             300,000
                                                                      ----------           ---------

Diluted                                                               $3,714,000           7,829,000            $ 0.47
                                                                      ==========          ==========

For the year ended December 31, 1998:
  Basic                                                               $2,182,000           7,412,000            $ 0.29
  Effect of options                                                                          124,000
  Effect of convertible debt                                              75,000             300,000
                                                                      ----------          ----------

Diluted                                                               $2,257,000           7,836,000            $ 0.29
                                                                      ==========          ==========

For the year ended December 31, 1997:
  Basic                                                               $3,460,000           7,355,000            $ 0.47
  Effect of options                                                                           68,000
  Effect of convertible debt                                              94,000             300,000
                                                                         -------          ----------

Diluted                                                               $3,554,000           7,723,000            $ 0.46
                                                                      ==========          ==========

6.   COMMITMENTS AND CONTINGENCIES AND OTHER MATTERS

     The Company leases property, equipment and model homes under operating leases. Total rental expense under all operating leases was approximately $434,000, $359,000 and $250,000 for 1999, 1998 and 1997, respectively.

     As of December 31, 1999, the Company's future minimum payments under operating leases are as follows:


     2000                                                   $ 368,000
     2001                                                     313,000
     2002                                                     262,000
     2003                                                     247,000
     2004                                                     125,000
                                                            ---------
     Total minimum lease payments                          $1,315,000
                                                           ==========


     In March 1997, the Company sold its office building to an unrelated party and recognized a gain on the sale (included in other income) of $542,000.

     The Company has a profit sharing retirement plan (the Plan) which includes a 401(k) feature under which eligible employees may contribute up to 12% of their salaries. Company contributions are at the discretion of the Company's board of directors unless required by ERISA regulations. Total Company contributions to the Plan for the years ended December 31, 1999, 1998 and 1997 were $100,000, $57,000 and $64,000, respectively.

     The Company has a profit sharing plan whereby pretax profit is shared with key employees based on formulas as defined in the agreement. Approximately $578,000, $289,000 and $90,000 has been incurred as of December 31, 1999,
     1998 and 1997 with respect to this plan.

     The Company has arranged letters of credit of $617,000 at December 31, 1999 related to its obligations to local governments to warrant roads and other improvements in various developments. The Company does not believe that any letters of credit are likely to be drawn upon.

     The Company incurred $68,000, $115,000 and $61,000 in the years ended December 31, 1999, 1998 and 1997 respectively, for legal fees with a firm having a principal who is also a director of the Company.

7.   LEGAL PROCEEDINGS

     The Company is involved in various legal matters of a nature incidental to its business which, in the opinion of management, should not have a material adverse effect on the Company.

8.   SUBSEQUENT EVENT

     In January 2000, Standard Pacific Corporation offered to purchase all of The Writer Corporation's outstanding stock for $3.42 per share. As of February 25, 2000, the sale had not yet occurred.

                                    * * * * *

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



THE WRITER CORPORATION
(Registrant)


/s/ George S. Writer, Jr.                      /s/ Daniel J. Nickless
-----------------------------                 ----------------------------
By:  George S. Writer, Jr.                    By:  Daniel J. Nickless
(Chairman of the Board of Directors,          (President, Chief Operating Officer,
Principal Executive Officer)                  Chief Financial Officer and Treasurer)


Date: March 27, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ George S. Writer, Jr.                     /s/ Ronald S. Loser
-------------------------------------         -----------------------------------------
George S. Writer, Jr., March 27, 2000         Ronald S. Loser, March 27, 2000
(Chairman of the Board of Directors and       (Secretary and Director)
Principal Executive Officer)


/s/ Deane J. Writer, Jr.                      /s/ Roland Seidler,Jr.
-------------------------------------         ----------------------------------------
Deane J. Writer, Jr., March 27, 2000          Roland Seidler, Jr., March 27, 2000
(Director)                                    (Director)


/s/ Louis P. Bansbach, III                    /s/ Robert G. Tointon
-------------------------------------         ------------------------------
Louis P. Bansbach, III, March 27, 2000        Robert G. Tointon, March 27, 2000
(Director)                                    (Director)


/s/ William J Gillilan, III
-------------------------------------
William J Gillilan, III, March 27, 2000
(Director)


                                 EXHIBIT INDEX

Exhibit No.                       Description
-----------                       -----------

    27                      Financial Data Schedule