Form 10-Q
period 2000-03-31
WRITER CORP
filed 2000-05-12
CIK 108606

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ______________ to _____________

                         Commission file number: 0-08305


                             THE WRITER CORPORATION
                             ----------------------
             (Exact name of registrant as specified in its charter)


            Colorado                                              84-0510478
            --------                                              -----------
(State or other jurisdiction of                                  (IRS Employer
incorporation or organization)                                Identification No.

6061 S. Willow Drive, #232, Englewood, Colorado                     80111
-----------------------------------------------                    --------
   (Address of principal executive offices)                        Zip Code

                                 (303) 779-4100
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant is required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock as of May 5, 2000 was 7,462,480.

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
     Item 1.      Financial Statements

                  Consolidated Balance Sheets
                  March 31, 2000 and
                  December 31, 1999 (Unaudited)                                    3

                  Condensed Consolidated Statements
                  of Operations for the three months
                  ended March 31, 2000 and 1999 (Unaudited)                        5

                  Condensed Consolidated Statements of Cash Flows
                  for the three months ended March 31, 2000 and
                  1999 (Unaudited)                                                 6

                  Notes to Consolidated Financial Statements (Unaudited)           7

     Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                              9

     Item 3.      Quantitative and Qualitative Disclosures about Market Risk      14


PART II. OTHER INFORMATION                                                        15

                             THE WRITER CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                      March 31,     December 31,
                                                        2000            1999
                                                    -----------     -----------
ASSETS

Residential real estate held for sale, net:
         Homes under construction                   $22,519,000     $23,349,000
         Model homes and furnishings                  5,704,000       4,760,000
         Land and land development                   16,808,000      17,859,000
         Raw land                                     3,957,000       3,897,000
                                                    -----------     -----------

                  Subtotal                           48,988,000      49,865,000

Office property and equipment, less accumulated
         depreciation of $856,000 and $653,000:         549,000         504,000

Other assets:
         Cash and cash equivalents                    3,186,000       4,996,000
         Restricted cash                              1,227,000         589,000
         Accounts receivable                            228,000         296,000
         Deferred tax asset                           1,324,000       1,410,000
         Other                                        1,568,000       1,550,000
                                                    -----------     -----------

                  Total                             $57,070,000     $59,210,000
                                                    ===========     ===========


                                   (Continued)

                 See notes to consolidated financial statements

                             THE WRITER CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                 March 31,     December 31,
                                                                   2000            1999
                                                               -----------     -----------
LIABILITIES

         Notes payable                                         $25,821,000     $27,495,000
         Accounts payable and accrued expenses                   7,030,000       8,179,000
         Accrued interest                                          181,000         208,000
                                                               -----------     -----------

                           Total                                33,032,000      35,882,000


STOCKHOLDERS' EQUITY

         Common stock, $.10 par value; authorized,
         10,000,000 shares; 7,462,480 and 7,432,600
         shares issued and outstanding                             746,000         746,000
         Additional paid-in capital                             12,454,000      12,454,000
         Retained earnings                                      10,838,000      10,128,000
                                                               -----------     -----------

                           Total Stockholders' Equity, net      24,038,000      23,328,000
                                                               -----------     -----------

                        Total                                  $57,070,000     $59,210,000
                                                               ===========     ===========


                                  (Concluded)

                 See notes to consolidated financial statements.

                             THE WRITER CORPORATION
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                        For the Three Months
                                                           Ended March 31,

                                                       2000              1999
                                                   ------------      ------------
Residential operations:
         Revenue                                   $ 19,891,000      $ 12,213,000
         Cost of sales                              (15,800,000)       (9,952,000)
         Expenses                                    (3,041,000)       (2,276,000)
                                                   ------------      ------------
Income from residential operations                    1,050,000           (15,000)
Interest and other income, net                           95,000            30,000
                                                   ------------      ------------
Net income before income taxes                        1,145,000            15,000
Income tax expense                                     (435,000)               --
                                                   ------------      ------------

Net income                                         $    710,000      $     15,000
                                                   ============      ============
Earnings per share:
   Basic                                           $       0.10      $       0.00
                                                   ============      ============
   Diluted                                         $       0.09      $       0.00
                                                   ============      ============

Weighted average number of shares outstanding:
    Basic                                             7,462,000         7,433,000
                                                   ============      ============
    Diluted                                           7,747,000         7,825,000
                                                   ============      ============


                See notes to consolidated financial statements.

                             THE WRITER CORPORATION
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                      For the Three Months
                                                                         Ended March 31,
                                                                     2000              1999
                                                                ------------      ------------
NET CASH USED IN OPERATING ACTIVITIES:                          $    (80,000)     $ (3,124,000)
                                                                ------------      ------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
         Purchases of office property and equipment                  (56,000)          (54,000)
                                                                ------------      ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from notes payable                              11,018,000         9,655,000
         Principal payments on notes payable                     (12,692,000)       (6,853,000)
                                                                ------------      ------------

                  Net cash provided in financing activities       (1,674,000)        2,802,000
                                                                ------------      ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                         (1,810,000)         (376,000)


CASH AND CASH EQUIVALENTS, beginning of period                     4,996,000         3,363,000
                                                                ------------      ------------

CASH AND CASH EQUIVALENTS, end of period                        $  3,186,000      $  2,987,000
                                                                ============      ============


                 See notes to consolidated financial statements.

                             THE WRITER CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


A.   Accounting Policies:

The consolidated balance sheet as of March 31, 2000 and the related condensed consolidated statements of operations and cash flows for the three month period ended March 31, 2000 and 1999 are unaudited, but in management's opinion, include all adjustments necessary for a fair presentation of such financial statements. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements include the accounts of The Writer Corporation and its wholly owned subsidiaries (the Company). All significant inter-company transactions and balances have been eliminated in consolidation.

The financial statements should be read in conjunction with the audited Consolidated Financial Statements included in the annual report on Form 10-K for the year ended December 31, 1999. Except as described herein, the accounting policies utilized in the preparation of these financial statements are the same as those set forth in the Company's annual financial statements except as modified for interim accounting treatment.

Adoption of SFAS 130 and SFAS 131 had no effect on the Company's financial statements. The Company has no derivative instruments and does not engage in hedging activities, therefore, the adoption of SFAS 133 will not impact its financial statements.

Certain items in 1999 have been reclassified to conform with the 2000 presentation.

Earnings per share

The following table reconciles income and the number of shares outstanding used in the calculation of basic and diluted earnings per share.



                                                  Income         Shares     Per Share
                                                 ---------     ---------    ---------
For the Three Months Ended March 31, 2000:
  Net Income                                     $ 710,000     7,462,000     $0.10
  Effect of options                                      0       149,000
  Effect of convertible debt                         8,000       136,000
                                                 ---------     ---------

    Net income per share - assuming dilution     $ 718,000     7,747,000     $0.09
                                                 =========     =========     =====

For the Three Months Ended March 31, 1999:

  Net Income                                     $  15,000     7,433,000     $0.00
  Effect of options                                      0        92,000
  Effect of convertible debt                        16,000       300,000
                                                 ---------     ---------

    Net income per share - assuming dilution     $  31,000     7,825,000     $0.00
                                                 =========     =========     =====

                             THE WRITER CORPORATION
                                AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS (DENOTED WITH AN ASTERISK (*) AT THE END OF SUCH STATEMENT) THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE SET FORTH IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" BELOW.

Forward Looking Statement

In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements contained in the following discussion and elsewhere in this report and in any other statements made by or on our behalf whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to the future operations, strategies, financial results, or other developments. In particular, statements using verbs such as, "expected", "anticipate", "believe", or words of similar import generally involve forward looking statements. Without limiting the foregoing, forward looking statements include statements which represent our beliefs concerning future, or projected levels of sales of our homes, investments in land or other assets, projected absorption rates, or our ability to attract needed financing, or the continued earnings or profitability of our activities. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by or on behalf of us. Whether or not actual results differ materially from forward looking statements may depend on numerous foreseeable and unforeseeable events or developments, some of which may be national in scope, such as general economic conditions and interest rates; some of which may be related to the homebuilding industry generally, such as price, competition, regulatory developments and industry consolidation; and others of which may relate to the us specifically, such as credit availability and the liquidity necessary to provide equity into land acquisition and development transactions and other factors.

Financial Condition

At March 31, 2000 we had a backlog of 108 homes under contract. This backlog represents $27,861,000 of potential revenue. At December 31, 1999 we had a backlog of 107 homes representing $24,326,000 in potential revenue. This increase in potential revenue of 15% or $3,535,000 above the December 1999 level, reflects sales of a new product line that has an average sales price of approximately $375,000.

Our inventory of homes under construction decreased $830,000 or 4% during the three months ending March 2000. This decrease is due in part to the above, mentioned start up of our new product line.

Model homes and furnishings increased by $944,000 or 20% during the three months ending March 2000. During the quarter we opened three new townhome models at Saddlebrook in Stetson Creek and one detached single family model in Fossil Lake Ranch opened April 15, 2000. In our Denver Division, two detached single family models opened at Talavera in Sunrise Ridge, a project in Arvada, Colorado. At Tallyn's Reach in Aurora, Colorado, three detached single family models are under construction which are expected to open in July 2000.*

Our investment in land and land development decreased $1,051,000 or 6% during the three months ending March 2000. Development continues at Settler's Village, Northpark, Sunrise Ridge and Canterbury Park at Castle Pines North in the Denver Division. In the Northern Division, development continues at Saddlebrook townhomes and on 35 single family detached lots both at Stetson Creek in Ft. Collins, Colorado. We have begun development on 147 single family attached lots at the Highlands Ranch Golf Course. These expenditures less the cost of lots transferred to production account for the net decrease.

Our raw land account holds one parcel of approximately 106 acres of ground in Ft. Collins, Colorado. We have platted the site into 470 single family lots and are finalizing development agreements. We are also finalizing the planning and engineering process for the product lines to be marketed at this traditional neighborhood development.

Our office property and equipment account increased $45,000 or 9% during the three months ending March 2000. The increase is primarily due to the set up of new sales offices at Talavera, Saddlebrook and Fossil Lake Ranch.

Cash balances have decreased by $1,810,000 or 36% during the three months ending March 2000. The decrease reflects the pay down of debt in the amount of $1,674,000, our efforts to accelerate payments to subcontractors and vendors, and the need to provide equity contribution in recent acquisitions of land. Our restricted cash account has increased $638,000 or 108% during the three months ending March 2000. The increase is attributable to the timing of release payments associated with higher levels of closings versus advances on these same acquisition and development loans.

Accounts receivable balances have decreased by $68,000 or 23% during the three months ending March 2000. The decrease is due to a reduction in deposits that secure the performance of development work.

Our notes payable balance decreased by $1,674,000 or 6% during the three months ending March 2000, which reflects the wind down of Settler's Village, Lowry, Northpark and the payoff of convertible debt to related parties.

Accounts payable, accrued expenses and accrued interest have decreased by $1,176,000 or 14% during the three months ending March 2000, again reflecting the wind down of older projects.

Liquidity and Capital Resources

During the first three months of 2000 we used $80,000 of cash in operating activities. We also used cash to decrease our debt by $1,674,000.

With the sustained and improved operating performance that we have shown, our relationships with our lenders have continued to solidify. This has provided us with more financing opportunities to leverage our cash and has provided greater opportunities to negotiate more favorable rates and terms. We have also attracted lenders who will provide working capital facilities to supplement our liquidity and capital resources generated by operations.

The credit facilities have available commitment of $5,924,000 at March 31, 2000, with $2,447,000 outstanding at that time. In April we used another $2,500,000 to purchase a parcel of land (see further discussion below at Recent Acquisitions) bringing the total outstanding to $4,947,000. These funds may not provide all of the necessary equity, which traditional lending relationships will require for leveraged financing of acquisition and development costs of projects. Therefore, we expect to continue to re-employ our working capital generated from operations to support growth and or debt retirement.*

We have offered profit or revenue participation to land sellers as part of the acquisition price negotiation. Because of strong buyer demand for improved and undeveloped land, many sellers in our market area are demanding profit participation and requesting more stringent purchase terms, which include cash at closing, closings prior to full entitlement, specific performance contracts and shorter due diligence periods. We weigh all of these risk factors against perceived opportunity as new projects are analyzed. Notwithstanding these factors, land acquisition costs and risk continue to increase because of demand generated by competing builders.

Recent Acquisitions

We have executed sales contracts for all of our homes in our Northpark, Settler'sVillage, Summerhill, Greenbrook and Park Square communities. The remaining contracts will close in the second quarter of 2000. We have been actively seeking replacement opportunities and to that end have recently completed ten land acquisitions.

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

In December 1999, we closed on our purchase of two luxury attached lifestyle communities in Highlands Ranch, Colorado planed for 81 and 66 units. We have secured acquisition, development and construction financing through one of our existing lending relationships.

We have executed a contract for a 39 acre parcel in Castle Rock, Colorado. The parcel is zoned for approximately 180 units, but must be platted through the city of Castle Rock. We are planning the area for both single family attached and detached. The contract calls for a three phase take down beginning at final plat, and annually thereafter.

In July 1999, we executed a purchase agreement to acquire 86 finished single family sites in south Aurora, Colorado. The sites are part of a 2,400 lot master planned community currently under development. The lots will be acquired over a two year period, on a quarterly basis, beginning in December 1999.*

In June 1999, we contracted to purchase approximately 63 acres consisting of three parcels of partially developed land located in the City of Westminster, Colorado. During April 2000 we closed the purchase of phase one using our lines of credit. An acquisition and development loan is in process for this 45 lot site. At the same time we contracted for a fourth parcel containing approximately ten acres which is zoned for attached single family.

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

Both executed and potential acquisitions will require equity investments, which our management expects to obtain from working capital generation and through additional borrowing from our working capital facilities. The balance will be financed through traditional lending relationships.*


Results of Operations

During the three months ending March 2000, we closed 83 units versus 59 for same period in 1999.

The average sales price was $238,494 for the first three months of 2000 compared to $191,934 for the same period in 1999. The mix of products sold during the two time periods is illustrated below.

Closings                               Townhomes        Single Family       Total
--------                               ---------        -------------       -----
3 month period ended Mar. 31, 2000        59                   24             83

3 month period ended Mar. 31, 1999        41                   18             59


Revenue for the three month period ended March 31, 2000 was $19,891,000, as compared to $12,213,000 for the same period in 1999. The increase of $7,678,000 or 63% is the result of additional unit closings and higher average unit prices. Gross profit related to home sales increased by $1,913,000 or 90% from $2,151,000 to $4,082,000 for the first three months of 1999 and 2000. During the three months ended March 31, 2000 and 1999 revenue from lots and tap sales was $96,000 and $889,000 contributing $9,000 and $110,000 of gross profit respectively. As a percentage of sales, our gross profit was 20.6% in the first three months of 2000 as compared to 18.5% for the same period in 1999.

Operating expenses increased $765,000 or 34% for the three month period ended March 31, 2000 as compared to the same period a year ago. The increases is due to an increase in interest expense, net of capitalization, of $186,000 from $6,000 to $192,000, an increase in sales marketing expense of $191,000 from $1,313,000 to $1,504,000 and an increase in general and administrative expense of $388,000 from $957,000 to $1,345,000. As a percentage of sales, interest expense net of capitalization remains at less than 1%, sales and marketing has decreased 3.2% from 10.8% to 7.6% and general and administrative expense has decreased 1.0% from 7.8% to 6.7%.

Interest and other income, net increased $65,000 or 217% for the three month period ended March 31, 2000 over the same period a year ago. The increase is primarily made up of three items; interest income of $34,000, $27,000 in gains on sales of model home furnishings and $18,000 of income from our mortgage subsidiary WRT Financial, Limited Partnership.

We have recorded $710,000 in net income for the first quarter of 2000 an increase of $695,000 over the first quarter of 1999.

Plan of Merger with Standard Pacific Corp.

We have been working over the last several months to finalize our merger into TWC Corp., a wholly owned subsidiary of Standard Pacific Corp. We executed a definitive merger agreement on Friday, April 14, 2000. The transaction will not be finalized until additional requirements are met. We expect the merger to be completed during the second or third quarter of this year.*

         Under the terms of the proposed acquisition, our stockholders will receive, at their election, a combination of cash and/or Standard Pacific common stock valued at $3.35 per share of our common stock. Not more that 60% and not less that 50% of the aggregate consideration will be paid in shares of Standard Pacific common stock. Standard Pacific's shares will be valued based on their average trading price for a 20 day period prior to consummation of the merger, provided that in no event will the shares be valued at less than $11.00 per share or more than $13.50 per share. In the event the option to elect cash is oversubscribed, our directors, officers and 10% shareholders have agreed to accept shares of Standard Pacific common stock. See the Agreement and Plan of Merger in our Form 8-K dated April 14, 2000, which is hereby incorporated by reference.

         Consummation of the transaction is subject to customary conditions, including registration with the Securities and Exchange Commission and approval of Writer's stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary market risk facing the Company is interest rate risk on debt obligations.* We enter into debt obligations primarily to finance the development and acquisition of land, and to support our homebuilding and general corporate operations. All of our debt has variable interest rates, which exposes us to interest rate risk. Our business strategy has been to accept the interest rate risk associated with variable rate debt which allows us to participate in the increased earnings and cash flows associated with decreases in interest rates.

Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes.

At March 31, 2000, we had variable rate debt outstanding of approximately $26,000,000. The annual increase (decrease) in cash requirements for interest at this level of borrowing, should the market rates increase or (decrease) by 10% compared to the interest rates in effect at March 31, 2000, would be approximately $260,000 or ($260,000) respectively.

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

         (b) There were no reports on Form 8-K filed for the three months ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              THE WRITER CORPORATION
                                                     (Registrant)


Date:  May 11, 2000                           /s/ Daniel J. Nickless
                                              ----------------------------------
                                              By:  Daniel J. Nickless
                                              President, Chief Operating
                                              and Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit No.                        Description
-----------                        -----------
   27                              Financial Data Schedule