Form 10-Q
period 2000-06-30
WRITER CORP
filed 2000-08-11
CIK 108606

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000
                                                 -------------

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ______________ to _____________

                         Commission file number: 0-08305
                                                 -------


                             THE WRITER CORPORATION
                             ----------------------
             (Exact name of registrant as specified in its charter)

           Colorado                                              84-0510478
-------------------------------                              ------------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                               Identification No.

6061 S. Willow Dr., #232, Englewood, Colorado                       80111
---------------------------------------------                -------------------
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

The number of shares outstanding of the registrant's common stock, as of August 4, 2000 was 7,462,480.

                             THE WRITER CORPORATION
                                AND SUBSIDIARIES

                                      INDEX


                                                                                                  Page
PART   I.         FINANCIAL INFORMATION                                                          Number
                                                                                                 ------

     Item 1.      Financial Statements

                  Consolidated Balance Sheets
                  June 30, 2000 and December 31, 1999 (Unaudited)                                    3

                  Condensed Consolidated Statements
                  of Operations for the three and six months
                  ended June 30, 2000 and 1999 (Unaudited)                                           5

                  Condensed Consolidated Statements of Cash Flows
                  for the six months ended June 30, 2000 and
                  1999 (Unaudited)                                                                   6

                  Notes to Consolidated Financial Statements (Unaudited)                             7

     Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                9

     Item 3.      Quantitative and Qualitative Disclosures about Market Risk                        12


PART II.          OTHER INFORMATION                                                                 14

Exhibit Index                                                                                       16

                             THE WRITER CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                             June 30,               December 31,
                                                              2000                     1999
                                                         ---------------          ---------------


ASSETS

Residential real estate held for sale, net:

   Homes under construction                              $    29,799,000          $    23,349,000
   Model homes and furnishings                                 6,251,000                4,760,000
   Land and land development                                  17,653,000               17,859,000
   Raw land                                                    4,112,000                3,897,000
                                                         ---------------          ---------------

     Subtotal                                                 57,815,000               49,865,000

Office property and equipment, less accumulated
   depreciation of $924,000 and $845,000                         590,000                  504,000

Other assets:
   Cash and cash equivalents                                   1,364,000                4,996,000
   Restricted cash                                             1,312,000                  589,000
   Accounts receivable                                           213,000                  296,000
   Deferred tax asset                                          1,233,000                1,410,000
   Other                                                       1,708,000                1,550,000
                                                         ---------------          ---------------

     Total Assets                                        $    64,235,000          $    59,210,000
                                                         ===============          ===============













                                   (Continued)

                 See notes to consolidated financial statements.

                             THE WRITER CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                           June 30,              December 31,
                                                            2000                    1999
                                                       ---------------          ---------------


LIABILITIES

   Notes payable                                       $    33,933,000          $    27,495,000
   Accounts payable and accrued expenses                     5,419,000                8,179,000
   Accrued interest                                            231,000                  208,000
                                                       ---------------          ---------------

         Subtotal                                           39,583,000               35,882,000




STOCKHOLDERS' EQUITY

   Common stock, $.10 par value; authorized,
   10,000,000 shares; 7,462,500 and 7,462,500
   shares issued and outstanding                               746,000                  746,000
   Additional paid-in capital                               12,454,000               12,454,000
   Retained earnings                                        11,452,000               10,128,000
                                                       ---------------          ---------------

         Total Stockholders' Equity, net                    24,652,000               23,328,000
                                                       ---------------          ---------------


            Total                                      $    64,235,000          $    59,210,000
                                                       ===============          ===============



                                   (Concluded)





                See notes to consolidated financial statements.

                             THE WRITER CORPORATION
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                       For the Three Months                  For the Six Months
                                                           Ended June 30,                      Ended June 30,
                                                       2000              1999              2000              1999
                                                   ------------      ------------      ------------      ------------

Residential operations:
     Revenue                                       $ 17,415,000      $ 19,699,000      $ 37,306,000      $ 31,912,000
     Cost of sales                                  (13,539,000)      (15,930,000)      (29,339,000)      (25,882,000)
     Expenses                                        (2,990,000)       (2,504,000)       (6,031,000)       (4,780,000)
                                                   ------------      ------------      ------------      ------------
Income from residential operations                      886,000         1,265,000         1,936,000         1,250,000

Interest and other income, net                           82,000            64,000           177,000            94,000
                                                   ------------      ------------      ------------      ------------

Net income before income taxes                          968,000         1,329,000         2,113,000         1,344,000
Income tax (expense)                                   (354,000)         (547,000)         (789,000)         (547,000)
                                                   ------------      ------------      ------------      ------------

Net income                                         $    614,000      $    782,000      $  1,324,000      $    797,000
                                                   ============      ============      ============      ============

Earnings per share:
         Basic                                     $       0.08      $       0.11      $       0.18      $       0.11
                                                   ============      ============      ============      ============
         Diluted                                   $       0.08      $       0.10      $       0.17      $       0.11
                                                   ============      ============      ============      ============



Weighted average number of shares outstanding:
         Basic                                        7,462,000         7,433,000         7,462,000         7,433,000
                                                   ============      ============      ============      ============
         Diluted                                      7,650,000         7,830,000         7,700,000         7,828,000
                                                   ============      ============      ============      ============






                 See notes to consolidated financial statements.

                             THE WRITER CORPORATION
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                              For the Six Months
                                                                Ended June 30,
                                                           2000              1999
                                                       ------------      ------------

NET CASH USED IN OPERATING
ACTIVITIES:                                            $ (9,905,000)     $ (4,354,000)
                                                       ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of office property and equipment            (165,000)          (45,000)
                                                       ------------      ------------

         Net cash used in investing activity               (165,000)          (45,000)
                                                       ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable                         31,249,000        24,478,000
     Principal payments on notes payable                (24,811,000)      (20,199,000)
                                                       ------------      ------------

         Net cash provided by financing activities        6,438,000         4,279,000
                                                       ------------      ------------

NET DECREASE IN CASH AND
     CASH EQUIVALENTS                                    (3,632,000)         (120,000)

CASH AND CASH EQUIVALENTS, beginning of period            4,996,000         3,363,000
                                                       ------------      ------------
CASH AND CASH EQUIVALENTS, end of period               $  1,364,000      $  3,243,000
                                                       ============      ============







               See Notes to consolidated financial statements.

                             THE WRITER CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


A. Accounting Policies:

The consolidated balance sheet as of June 30, 2000 and the related condensed consolidated statements of operations and cash flows for the three and six month period ended June 30, 2000 and 1999 are unaudited, but in management's opinion, include all adjustments necessary for a fair presentation of such financial statements. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements include the accounts of The Writer Corporation and its wholly owned subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

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

Earnings per share

The following table reconciles income and the number of shares outstanding used in the calculation of basic and diluted earnings per share.

                                                   Income         Shares        Per Share
                                                 ----------     ----------     -----------
For the Six Months Ended June 30, 2000:
  Net Income                                     $1,324,000      7,462,000     $     0.18
  Effect of options                                                170,000
  Effect of convertible debt                          8,000         68,000
                                                 ----------     ----------
    Net income per share - assuming dilution     $1,332,000      7,700,000     $     0.17
                                                 ==========     ==========     ==========
For the Three Months Ended June 30, 2000:
  Net Income                                     $  614,000      7,462,000     $     0.08
  Effect of options                                       0        188,000
  Effect of convertible debt                              0              0
                                                 ----------     ----------
    Net income per share - assuming dilution     $  614,000      7,650,000     $     0.08
                                                 ==========     ==========     ==========
For the Six Months Ended June 30, 1999:
  Net Income                                     $  797,000      7,433,000     $     0.11
  Effect of options                                       0         95,000
  Effect of convertible debt                         30,000        300,000
                                                 ----------     ----------
    Net income per share - assuming dilution     $  827,000      7,828,000     $     0.11
                                                 ==========     ==========     ==========
For the Three Months Ended June 30, 1999:
  Net Income                                     $  782,000      7,433,000     $     0.11
  Effect of options                                       0         97,000
  Effect of convertible debt                         15,000        300,000
                                                 ----------     ----------
    Net income per share - assuming dilution     $  797,000      7,830,000     $     0.10
                                                 ==========     ==========     ==========

                             THE WRITER CORPORATION
                                AND SUBSIDIARIES

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS (DENOTED WITH AN ASTERISK (*) AT THE END OF SUCH STATEMENT) THAT INVOLVES RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE SET FORTH IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" BELOW.

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

Financial Condition

At June 30, 2000 we had a backlog of 119 homes under contract. This backlog represents $32,453,000 of potential revenue. At December 31, 1999 we had a backlog of 107 homes representing $24,326,000 in potential revenue. This increase in potential revenue of 33% or $8,127,000 above the December 1999 level, reflects sales of a new product line that has an average sales price of approximately $375,000.

Our inventory of homes under construction increased $6,450,000 or 28% during the six months ending June 2000. This increase is due to the above mentioned start up of our new product line and the increase in backlog levels.

Model homes and furnishings increased by $1,491,000 or 31% during the six months ending June 2000. During the half we opened three new townhome models at Saddlebrook in Stetson Creek and one detached single family model in Fossil Lake Ranch. In our Denver Division, two detached single family models have opened and three attached single family models opened in August 2000 at Talavera in Sunrise Ridge, a project in Arvada, Colorado. At Tallyn's Reach in Aurora, Colorado, three detached single family models opened in July 2000.

Our raw land account holds one parcel of approximately 106 acres of ground in Ft. Collins, Colorado. We have platted the site into 470 single family lots and development agreements were executed in July. We are also finalizing the planning and engineering process for the product lines to be marketed at this traditional neighborhood development.

Our office property and equipment account increased $86,000 or 17% during the six months ending June 2000. The increase is primarily due to the set up of new sales offices in Talavera, Tallyn's Reach, Saddlebrook and Fossil Lake Ranch.

Cash balances have decreased by $3,632,000 or 73% during the six months ending June 2000. The decrease reflects our efforts to accelerate payments to subcontractors and vendors and the investment in model homes and furnishings. Our restricted cash account has increased $723,000 or 123% during the six months ending June 2000. The increase is attributable to the timing of release payments associated with higher levels of closings versus advances on these same acquisition and development loans.

Accounts receivable balances have decreased by $83,000 or 28% during the six months ending June 2000. The decrease is due to a reduction in deposits that secure the performance of development work.

Our deferred tax asset account has decreased by $177,000 or 13%, reflecting the sale of lots that have a different basis for tax reporting versus financial reporting.

Our other asset account has increased $158,000 or 10% reflecting primarily additional land deposits.

Our notes payable balance increased by $6,438,000 or 23% during the six months ending June 2000, which reflects the similar increase in homes under construction.

Accounts payable, accrued expenses and accrued interest have decreased by $2,760,000 or 34% during the six months ending June 2000, again reflecting the wind down of older projects and our efforts to accelerate payments to subcontractors and vendors.

Liquidity and Capital Resources

During the first six months of 2000 we used $9,905,000 of cash in operating activities. Debt provided $6,438,000 and the majority of the difference came from cash reserves.

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

The credit facilities have available commitment of $4,424,000 at June 2000, with $3,447,000 outstanding at that time. These funds may not provide all of the necessary equity which traditional lending relationships will require for leveraged financing of acquisition and development costs of projects. Therefore, we expect to continue to re-employ our working capital generated from operations to support growth and or debt retirement.*

Because of strong buyer demand for improved and undeveloped land, some sellers in our market area are demanding lot premium and or revenue participation and requesting more stringent purchase terms, which include cash at closing, closings prior to full entitlement, specific performance contracts and shorter due diligence periods. We weigh all of these risk factors against perceived opportunity as new projects are analyzed. Notwithstanding these factors, land acquisition costs and risk continue to increase because of demand generated by competing builders.

Results of Operations

During the three and six month periods ending June 2000, we closed 70 and 153 units versus 91 and 150 during the same periods in 1999.

The average sales price was $242,588 for the first six months of 2000 compared to $202,367 for the same period in 1999. The mix of products sold during the four time periods is illustrated below.


Closings                                             Townhomes         Single Family         Total
--------                                             ---------         -------------         -----
3 month period ended June 30, 2000                       36                  34               70
3 month period ended June 30, 1999                       56                  35               91
6 month period ended June 30, 2000                       95                  58               153
6 month period ended June 30, 1999                       97                  53               150

Revenues for the three and six month periods ending June 30, 2000 were $17,415,000 and $37,306,000 respectively, as compared to $19,699,000 and
$31,912,000 for the same periods in 1999. The decrease in the three month period of $2,284,000 or 12% is the result of a lower unit closing volume, 70 closings as compared to 91 for the three month period ended June 30, 1999. The increase in the six month period of $5,394,000 or 17% reflects the increase in average home prices for the period of $40,221 with similar unit closing volume.

Gross profit related to home sales increased by $170,000 or 5% and $2,101,000 or 36% for the three and six month periods ended June 30, 2000 as compared to the same periods in 1999. Gross profit for the three month period ended June 30, 2000 increased, even though revenues for the period decreased when compared to the same period in 1999. This inverse relationship is explained by our improving gross profit margin of 22% for the three month period ended June 30, 2000 as compared to 19% for the same period in 1999. During the three and six month periods ended June 30, 2000 and 1999 revenue from lot and tap sales was $94,000, $190,000, $668,000 and $1,557,000 contributing $9,000, $18,000, $72,000 and
$182,000 respectively. As a percentage of sales, our gross profit was 21% in the first six months of 2000 as compared to 19% for the same period in 1999.

Operating expenses increased $486,000 or 19% and $1,251,000 or 26% for the three and six month period ended June 30, 2000 as compared to the same periods a year ago. The three month period increase is primarily due to an increase in general and administrative costs of $481,000. The six month period increase is due to an increase in sales and marketing costs of $237,000, an increase in general and administrative costs of $869,000 and an increase in interest expense, net of capitalization, of $145,000. For the six month period ended June 30, 2000 as a percentage of sales, interest expense net of capitalization remains at less than 1%, sales and marketing has decreased from 8.8% to 8.1% and general and administrative expense has increased from 6.1% to 7.6%. This increase in general and administrative expenses reflects the increased costs associated with our contemplated merger.

Interest and other income, net increased $18,000 or 28% and $83,000 or 88% for the three and six month periods ended June 30, 2000. The increases are attributable to our mortgage subsidiary WRT Financial, Limited partnership, which provided $18,000 and $60,000 of income for the three and six month periods ended June 30, 2000. The mortgage subsidiary began operation in July of 1999.

We have recorded net income of $614,000 and $1,324,000 for the three and six month periods ended June 30, 2000, a decrease of $168,000 or 21% and an increase of $527,000 or 66%, as compared to the same periods in 1999.

Plan of Merger with Standard Pacific Corp.

We have been working over the last several months to finalize our merger with TWC Corp., a wholly owned subsidiary of Standard Pacific Corp. We executed a definitive merger agreement on April 14, 2000. A proxy statement was sent out on July 28, 2000 and a special shareholders meeting is scheduled for August 25, 2000 at the Writer Corporation's office. Assuming that our shareholders approve the merger, we expect the merger to be completed promptly thereafter.*

Under the terms of the proposed acquisition, our stockholders will receive, at their election, cash or Standard Pacific common stock valued at $3.35 per share of our common stock, or a combination thereof, for each share of Writer common stock. Not more than 60% and not less that 50% of the aggregate consideration will be paid in shares of Standard Pacific common stock. Standard Pacific's shares will be valued based on their average trading price for a 20 trading day period ending three days prior to consummation of the merger; provided that, in no event, the shares of Standard Pacific will not be valued at less than $11.00 per share or more than $13.50 per share in determining the exchange ratio. In the event the option to elect cash is oversubscribed, our directors, officers and 15% shareholders have agreed to accept shares of Standard Pacific common stock. For more information regarding the terms and conditions of the merger, see the Agreement and Plan of Merger in our Form 8-K dated April 14, 2000 and our Schedule 14A dated July 28, 2000, both of which are incorporated herein by reference.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary market risk facing the Company is interest rate risk on debt obligations.* We enter into debt obligations to finance the development and acquisition of land, and to support our homebuilding and general corporate operations. All of our debt has variable interest rates, which exposes us to interest rate risk. Our business strategy has been to accept the interest rate risk associated with variable rate debt which allows us to participate in the increased earnings and cash flows associated with decreases in interest rates.

Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes.

At June 30, 2000, we had variable rate debt outstanding of approximately $34,000,000. The annual increase (decrease) in cash requirements for interest at this level of borrowing, should the market rates increase or (decrease) by 10% compared to the interest rates in effect at June 30, 2000, would be approximately $340,000 or ($340,000), respectively.

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

                  None

Item 5.           Other Information

                  None

Item 6.           Exhibits and Reports on Form 8-K

     (a)          Exhibit           Description

                  2.1               Agreement and Plan of Merger between The Writer Corporation, Standard
                                    Pacific Corp., and TWC Acquisition Corp., incorporated herein by reference to our Form 8-K dated April 14, 2000, Exhibit 2.1.

                  3.1               The Writer Corporation Articles of Incorporation and By-laws incorporated herein by reference.

     (b)          Form 8-K dated April 14, 2000; Items 1 and 7.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE WRITER CORPORATION
                                              (Registrant)


Date:    August 10, 2000                /s/ Daniel J. Nickless
                                        -------------------------------
                                        By:  Daniel J. Nickless
                                        President, Chief Operating and
                                        Chief Financial Officer

                                 EXHIBIT INDEX


                EXHIBIT
                NUMBER              DESCRIPTION
                -------             -----------
                  2.1               Agreement and Plan of Merger between The Writer Corporation and
                                    Standard Pacific Corp., and TWC Acquisition Corp., incorporated herein by reference to our Form 8-K dated April 14, 2000, Exhibit 2.1.

                  3.1               The Writer Corporation Articles of Incorporation and By-laws incorporated herein by reference.

                  27                Financial Data Schedule